Form 10-K405
period 2000-12-31
TECO CAPITAL TRUST I
filed 2001-04-02
CIK 1128738

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 2000.
                              -----------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from_______to______.

                         Commission File Number 1-16297

                              TECO CAPITAL TRUST I
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                            [Application Pending]
    ------------------------------                  -------------------
        (State of Incorporation                        (IRS Employer
           or Organization)                         Identification No.)

      c/o The Bank of New York
    101 Barclay Street, 8th Floor
         New York, New York                              10286
         ------------------                            ---------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:  (212) 815-5088

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange On Which Registered
    -------------------                -----------------------------------------
Trust Preferred Securities                    The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                       N/A
                                   -----------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 15, 2000 was $0.

                                     PART I

ITEM 1.

BUSINESS.

TECO Capital Trust I (the "Trust") is a statutory business trust that TECO Funding Company I, LLC (the "LLC") formed under Delaware law on November 20, 2000 pursuant to a certificate of trust filed with the Delaware Secretary of State. The Trust is governed by an Amended and Restated Trust Agreement dated December 1, 2000 by and among the LLC as depositor, by The Bank of New York as property trustee, and by The Bank of New York (Delaware) as Delaware trustee (the "Trust Agreement"). The Trust Agreement is qualified as an indenture under the Trust Indenture Act of 1939. On December 20, 2000, the Trust issued to the public 8,000,000 trust preferred securities at an annual distribution rate of 8.50%, with an aggregate liquidation amount of $200 million on December 20, 2000 for the purpose of acquiring related company preferred securities from the LLC. The trust preferred securities represent a corresponding amount of company preferred securities of the LLC. The Trust has minimal assets other than the company preferred securities. The Trust Agreement does not permit the Trust to engage in any activities other than holding the company preferred securities, issuing the trust preferred securities, and engaging in other related activities.

The LLC sold company preferred securities to the Trust and company common securities to TECO Energy, Inc. ("TECO Energy"). The LLC used the proceeds from the sale of the company preferred securities and the company common securities to buy from TECO Energy a series of 8.50% junior subordinated notes due January 31, 2041, with the same financial terms as the company preferred securities. TECO Energy has guaranteed payments to be made on the company preferred securities pursuant to a guarantee agreement and, indirectly, payments to be made on the trust preferred securities as a result of their beneficial interest in the company preferred securities.

The fiscal year of the Trust is the calendar year. The LLC pays all fees and expenses related to the Trust.

ITEM 2.

PROPERTIES

The Trust has no physical property. Its primary assets are the company preferred securities issued by the LLC.

ITEM 3.

LEGAL PROCEEDINGS.

The Trust is not a party to any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the period ended November 20, 2000 (date of formation) through December 31, 2000.

                                     PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Trust has not issued common equity securities.

ITEM 6.

SELECTED FINANCIAL DATA.

The Trust was established on November 20, 2000 and commenced operations on December 20, 2000.

Total assets at December 31, 2000 amounted to $200,566,667.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE PERIOD NOVEMBER 20, 2000 (DATE OF FORMATION) THROUGH DECEMBER 31, 2000.

TECO Capital Trust I was formed on November 20, 2000 and issued to the public 8,000,000 of its trust preferred securities for an aggregate purchase price of $200,000,000 on December 20, 2000. The proceeds from the issuance were remitted to the LLC in exchange for 8,000,000 company preferred securities for an aggregate purchase price of $200,000,000. TECO Energy, Inc. purchased all of the company common securities of the LLC for an aggregate purchase price of $6,200,000. The LLC remitted the proceeds from the issuance of both its company common securities and company preferred securities to TECO Energy, Inc. in exchange for $206,200,000 aggregate principal amount of 8.50% Junior Subordinated Notes Due 2041 of TECO Energy, Inc., dated December 20, 2000 and bearing interest and maturing on the dates and in the amounts set forth in the Indenture, dated as of August 17, 1998, by and between the Company and The Bank of New York, as Trustee, as supplemented by the Third Supplemental Indenture, dated as of December 1, 2000.

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and accumulate from the date they are first issued at the annual rate of 8.50% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year. One such distribution on the company preferred securities was made on January 31, 2001 and was subsequently distributed by the Trust to the holders of the trust preferred securities.

TECO Energy, Inc. owns all of the company common securities of the LLC, which, unless an event of default has occurred and is continuing with respect to the junior subordinated notes, represent 100 percent of the voting rights in the LLC. The LLC is managed by a board of directors who are designated as "managers" of the LLC within the meaning of Delaware law. The directors will serve until their successors are duly elected and qualified. The directors may appoint officers of the limited liability company from time to time to manage the day-to-day affairs of the limited liability company. All voting rights in the LLC are vested in TECO Energy, Inc. as the sole holder of the company common securities, including the right to elect the board of directors.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

On December 20, 2000, the Trust purchased 8,000,000 company preferred securities of the LLC with an annual distribution rate of 8.50% for an aggregate purchase price of $200,000,000. TECO Energy has guaranteed all payments to be made on the company preferred securities. There is no public market for these company preferred securities.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                             NO.

Report of Independent Certified Public Accountants                            6

Statement of Net Assets Available for Trust Activities, December 31, 2000     7

Statement of Changes in Net Assets Available for Trust Activities
         From Nov. 20, 2000 (date of formation) through December 31, 2000     8

Notes to Financial Statements                                                 9



     All financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

     The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 8 of TECO Energy, Inc.'s Annual Report on Form 10-K filed with the Commission on March 28, 2001 (File No. 1-08180) are incorporated by reference into this Annual Report on Form 10-K as Exhibit 99.1 hereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Trustees of the TECO Capital Trust I:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the net assets available for trust activities of the TECO Capital Trust I (the "Trust") at December 31, 2000, and the changes in net assets available for trust activities for the period from November 20, 2000 (date of formation) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Tampa, Florida
March 28, 2001

                              TECO CAPITAL TRUST I

             STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

                                December 31, 2000



ASSETS

Cash                                                             $           --

Dividends Receivable                                                    566,667

Investment in Company Preferred Securities                          200,000,000
                                                                 --------------

Total Assets                                                     $  200,566,667
                                                                 --------------

LIABILITIES

Trust Preferred Securities Dividends Payable                     $      566,667

Trust Preferred Securities                                          200,000,000
                                                                 --------------

Total Liabilities                                                $  200,566,667
                                                                 --------------

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES                        $           --
                                                                 ==============



     The accompanying notes are an integral part of the financial statements

                              TECO CAPITAL TRUST I

        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

      From November 20, 2000 (date of formation) through December 31, 2000


ADDITIONS TO NET ASSETS ATTRIBUTED TO:

Company Preferred Security Dividend Income                       $      566,667

Issuance of Trust Preferred Securities                              200,000,000
                                                                 --------------

                                                                    200,566,667
                                                                 --------------

DEDUCTIONS FROM NET ASSETS ATTRIBUTED TO:

Trust Preferred Securities Dividends                                   (566,667)

Purchase of Company Preferred Securities                           (200,000,000)
                                                                 --------------

                                                                   (200,566,667)
                                                                 --------------

CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES                         --

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES:

Beginning of year                                                            --
                                                                 --------------

End of year                                                      $           --
                                                                 ==============



     The accompanying notes are an integral part of the financial statements

                          NOTES TO FINANCIAL STATEMENTS

A.   OVERVIEW

     TECO Capital Trust I (the "Trust") is a statutory business trust that TECO Funding Company I, LLC (the "LLC"), a wholly owned subsidiary of TECO Energy, Inc. ("TECO Energy") formed under Delaware law on November 20, 2000 pursuant to a certificate of trust filed with the Delaware Secretary of State. The Trust is governed by an Amended and Restated Trust Agreement dated December 1, 2000 by and among the LLC as depositor, by The Bank of New York as property trustee, and by The Bank of New York (Delaware) as Delaware trustee (the "Trust Agreement"). The Trust Agreement is qualified as an indenture under the Trust Indenture Act of 1939. On December 20, 2000, the Trust issued to the public 8,000,000 trust preferred securities at an annual distribution rate of 8.50%, with an aggregate liquidation amount of $200 million on December 20, 2000 for the purpose of acquiring related company preferred securities from the LLC. The trust preferred securities represent a corresponding amount of company preferred securities of the LLC. The Trust has minimal assets other than the company preferred securities. The Trust Agreement does not permit the Trust to engage in any activities other than holding the company preferred securities, issuing the trust preferred securities, and engaging in other related activities. Because the trust preferred securities did not trade on The New York Stock Exchange until January 12, 2001, their market value at December 31, 2000 is equal to the carrying amount of $200 million.

     The LLC sold company preferred securities to the Trust and company common securities to TECO Energy. The LLC used the proceeds from the sale of the company preferred securities and the company common securities to buy from TECO Energy a series of 8.50% junior subordinated notes due January 31, 2041, with the same financial terms as the company preferred securities. TECO Energy has guaranteed payments to be made on the company preferred securities pursuant to a guarantee agreement and, indirectly, payments to be made on the trust preferred securities as a result of their beneficial interest in the company preferred securities.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE AND EXPENSE RECOGNITION

     Revenues, including dividend income, and expenses, including dividend distributions, are recognized on an accrual basis. Dividend distributions accumulated from the date the Trust issued the trust preferred securities and are payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, beginning January 31, 2001.

INCOME TAXES

     The Trust is characterized for United States federal income tax purposes as a grantor trust and will not be taxed as a corporation. For income tax purposes, any income or losses from the Trust are passed through to the holders of the trust preferred securities. Therefore, no provision for income taxes has been included in the Trust's financial statements.

NEW ACCOUNTING POLICIES

     In 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 133, Accounting for Derivative Instruments and Hedging. This standard was initially to be effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB delayed the effective date of this pronouncement until fiscal years beginning after June 15, 2000. The new standard requires that derivatives be recognized as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in fair value of those instruments as changes in net assets available for trust activities, depending on the types of those instruments. At December 31, 2000, the Trust does not have any derivatives or other financial instruments that would be subject to the provisions of FAS 133.

     In September 2000, the FASB issued FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FAS Statement No. 125. This new standard revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of FAS 125 without reconsideration. FAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and should be applied prospectively. At December 31, 2000, the Trust did not anticipate entering into any transactions that would be subject to the provisions of FAS 140 when it becomes effective.

C.   RELATED PARTIES

     During 2000, the Trust purchased 8,000,000 company preferred securities from the LLC for $200,000,000 and recognized dividend income on these company preferred securities of $566,667.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Bank of New York (Delaware), a Delaware banking corporation, acts as the Delaware Trustee, pursuant to the certificate of trust that formed the Trust in November 2000. The Trust has no executive officers or directors.

ITEM 11.

EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K.

          (a)  FINANCIAL STATEMENTS

               The financial statements are listed under Item 8 of this report.

          (b)  REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the fourth quarter of 2000.

          (c)  EXHIBITS

4.1 Indenture dated as of August 17, 1998 between TECO Energy, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4 to TECO Energy, Inc.'s Amendment No. 1 to Registration Statement on Form S-3 (No. 333-60819) filed with the Commission on August 24, 1998 and incorporated herein by reference.

4.2       Certificate of Trust of TECO Capital Trust I.(1)

4.3       Trust Agreement of TECO Capital Trust I.(1)

4.3 Third Supplemental Indenture dated as of December 1, 2000 by and between TECO Energy, Inc. and The Bank of New York.(2)

4.4 Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000.(2)

4.5 Certificate representing Trust Preferred Securities issued by TECO Capital Trust I.(2)

4.6 Amended and Restated Limited Liability Company Agreement of TECO Funding Company I, LLC dated as of December 1, 2000.(2)

4.7 Guarantee Agreement dated as of December 1, 2000 by and between TECO Energy, Inc. as Guarantor and The Bank of New York as Guarantee Trustee.(2)

4.9       8.5% Junior Subordinated Notes due January 31, 2041.(2)

4.10 Certificate representing company preferred securities issued by TECO Funding Company I, LLC.(2)

23.1      Consent of Independent Certified Public Accountants. Filed herewith.

99.1 The consolidated financial statements of TECO Energy, Inc. and its susidiaries included in Item 8 of TECO Energy Inc.'s Annual Report on Form 10-K. Filed as Item 8 to TECO Energy, Inc.'s Annual Report on Form 10-K filed on March 28, 2001 (File No. 1-08180) and incorporated herein by reference.

(1) Incorporated by reference to the identically titled exhibit to the Registration Statement on Form S-3 (File No. 333-50808) filed by TECO Capital Trust I on November 28, 2000.

(2) Incorporated by reference to the identically titled exhibit to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on December 21, 2000.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TECO CAPITAL TRUST I
                                   By: TECO Funding Company I, LLC, as Depositor



Date: March 30, 2001               /s/ Mildred Smith
                                   ---------------------------------------------
                                   Name:    Mildred Smith
                                   Title:   President

                                  EXHIBIT INDEX

4.1 Indenture dated as of August 17, 1998 between TECO Energy, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4 to TECO Energy, Inc.'s Amendment No. 1 to Registration Statement on Form S-3 (No. 333-60819) filed with the Commission on August 24, 1998 and incorporated herein by reference.

4.2       Certificate of Trust of TECO Capital Trust I.(1)

4.3       Trust Agreement of TECO Capital Trust I.(1)

4.3 Third Supplemental Indenture dated as of December 1, 2000 by and between TECO Energy, Inc. and The Bank of New York.(2)

4.4 Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000.(2)

4.5 Certificate representing Trust Preferred Securities issued by TECO Capital Trust I.(2)

4.6 Amended and Restated Limited Liability Company Agreement of TECO Funding Company I, LLC dated as of December 1, 2000.(2)

4.7 Guarantee Agreement dated as of December 1, 2000 by and between TECO Energy, Inc. as Guarantor and The Bank of New York as Guarantee Trustee.(2)

4.9       8.5% Junior Subordinated Notes due January 31, 2041.(2)

4.10 Certificate representing company preferred securities issued by TECO Funding Company I, LLC.(2)

23.1      Consent of Independent Certified Public Accountants. Filed herewith.

99.1 The consolidated financial statements of TECO Energy, Inc. and its susidiaries included in Item 8 of TECO Energy Inc.'s Annual Report on Form 10-K. Filed as Item 8 to TECO Energy, Inc.'s Annual Report on Form 10-K filed on March 28, 2001 (File No. 1-08180) and incorporated herein by reference.

(1) Incorporated by reference to the identically titled exhibit to the Registration Statement on Form S-3 (File No. 333-50808) filed by TECO Capital Trust I on November 28, 2000.

(2) Incorporated by reference to the identically titled exhibit to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on December 21, 2000.