Form 10-Q
period 2001-03-31
TECO CAPITAL TRUST I
filed 2001-05-14
CIK 1128738

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended March 31, 2001.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from_______to______.

                         Commission File Number 1-16297

                              TECO CAPITAL TRUST I
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

       Delaware                                                  13-4164838
-----------------------                                      -------------------
(State of Incorporation                                         (IRS Employer
   or Organization)                                          Identification No.)

      c/o The Bank of New York
    101 Barclay Street, 8th Floor
         New York, New York                                         10286
----------------------------------------                          ----------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code: (212) 815-5088

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class           Name of Each Exchange On Which Registered
     --------------------------        -----------------------------------------
     Trust Preferred Securities                The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                       N/A
                                ----------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of the registrant's common stock outstanding as of April 30, 2001 was 0.


                      Index to Exhibits Appears on Page 10

                          PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

In the opinion of management, the financial statements include all adjustments which are of a recurring nature and necessary to present fairly the net assets available of TECO Capital Trust I as of March 31, 2001, and the changes in net assets available for the three-month period ended March 31, 2001. Reference should be made to the explanatory notes affecting the net assets and changes in net assets contained in the TECO Capital Trust I Annual Report on Form 10-K for the period from November 20, 2000 (date of formation) through December 31, 2000 and to the notes on pages 5 and 6 of this report.

                              TECO CAPITAL TRUST I

             STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

                                   (UNAUDITED)


                                                         March 31,            Dec. 31,
                                                           2001                 2000
                                                       -----------          ------------

ASSETS

Cash                                                  $         --          $         --

Dividends Receivable                                     2,927,778               566,667

Investment in Company Preferred Securities             200,000,000           200,000,000
                                                      ------------          ------------

Total Assets                                          $202,927,778          $200,566,667
                                                      ------------          ------------



LIABILITIES


Trust Preferred Securities Dividends Payable          $  2,927,778          $    566,667

Trust Preferred Securities                             200,000,000           200,000,000
                                                      ------------          ------------


Total Liabilities                                     $202,927,778          $200,566,667
                                                      ------------          ------------

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES             $         --          $         --
                                                      ============          ============


     The accompanying notes are an integral part of the financial statements

                              TECO CAPITAL TRUST I

        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

                                   (UNAUDITED)

                      For the quarter ended March 31, 2001


ADDITIONS TO NET ASSETS ATTRIBUTED TO:

Company Preferred Security Dividend Income                    $ 4,250,000
                                                              -----------

                                                                4,250,000
                                                              -----------


DEDUCTIONS FROM NET ASSETS ATTRIBUTED TO:

Trust Preferred Securities Dividends                           (4,250,000)
                                                              -----------

                                                               (4,250,000)
                                                              -----------

CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES                   --

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES:

Beginning of period                                                    --
                                                              -----------

End of period                                                 $        --
                                                              ===========


The accompanying notes are an integral part of the financial statements

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

A.   OVERVIEW

     TECO Capital Trust I (the "Trust") is a statutory business trust that TECO Funding Company I, LLC (the "LLC"), a wholly owned subsidiary of TECO Energy, Inc. ("TECO Energy"), formed under Delaware law on November 20, 2000 pursuant to a certificate of trust filed with the Delaware Secretary of State. The Trust is governed by an Amended and Restated Trust Agreement dated as of December 1, 2000 by and among the LLC as depositor, by The Bank of New York as property trustee, and by The Bank of New York (Delaware) as Delaware trustee (the "Trust Agreement"). The Trust Agreement is qualified as an indenture under the Trust Indenture Act of 1939. The Trust issued to the public 8,000,000 trust preferred securities at the annual distribution rate of 8.50%, with an aggregate liquidation amount of $200 million on December 20, 2000 for the purpose of acquiring related company preferred securities from the LLC. The trust preferred securities represent a corresponding amount of company preferred securities of the LLC. The Trust has minimal assets other than the company preferred securities. The Trust Agreement does not permit the Trust to engage in any activities other than holding the company preferred securities, issuing the trust preferred securities, and engaging in other related activities. The trust preferred securities began trading on the New York Stock Exchange on January 12, 2001.

     The LLC sold company preferred securities to the Trust and company common securities to TECO Energy. The LLC used the proceeds from the sale of the company preferred securities and the company common securities to buy from TECO Energy a series of 8.50% junior subordinated notes due January 31, 2041, with the same financial terms as the company preferred securities. TECO Energy has guaranteed payments to be made on the company preferred securities pursuant to a guarantee agreement. TECO Energy has indirectly guaranteed payments to be made to the holders of the trust preferred securities as a result of their beneficial interest in the company preferred securities.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     Additions to net assets, including dividend income, and deductions from net assets, including dividend distributions, are recognized on an accrual basis. Dividend distributions accumulated from the date the Trust issued the trust preferred securities and are payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, beginning January 31, 2001.

INCOME TAXES

     The Trust is characterized for United States federal income tax purposes as a grantor trust and will not be taxed as a corporation. For income tax purposes, any income or losses from the Trust are passed through to the holders of the trust preferred securities. Therefore, no provision for income taxes has been included in the Trust's financial statements.

C.   RELATED PARTIES

During the quarter ended March 31, 2001, the Trust recognized dividend income on the company preferred securities from the LLC of $4,250,000 and received a dividend payment from the LLC of $1,888,889.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE QUARTER ENDED MARCH 31, 2001.

TECO Capital Trust I was formed on November 20, 2000 and issued to the public 8,000,000 of its trust preferred securities for an aggregate purchase price of $200,000,000 on December 20, 2000. The proceeds from the issuance were remitted to the LLC in exchange for 8,000,000 company preferred securities for an aggregate purchase price of $200,000,000. TECO Energy, Inc. purchased all of the company common securities of the LLC for an aggregate purchase price of $6,200,000. The LLC remitted the proceeds from the issuance of both its company common securities and company preferred securities to TECO Energy, Inc. in exchange for $206,200,000 aggregate principal amount of 8.50% Junior Subordinated Notes Due 2041 of TECO Energy, Inc., dated December 20, 2000, and bearing interest and maturing on the dates and in the amounts set forth in the Indenture, dated as of August 17, 1998, by and between the Company and The Bank of New York, as Trustee, as supplemented by the Third Supplemental Indenture, dated as of December 1, 2000.

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and accumulate from the date they are first issued at the annual rate of 8.50% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year. One such distribution on the company preferred securities was made on January 31, 2001 in the amount of $1,888,889 and was subsequently distributed by the Trust to the holders of the trust preferred securities.

The trust preferred securities began trading on the New York Stock Exchange on January 12, 2001.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On December 20, 2000, the Trust purchased 8,000,000 company preferred securities of the LLC with an annual distribution rate of 8.50% for an aggregate purchase price of $200,000,000. TECO Energy has guaranteed all payments to be made on the company preferred securities. There is no public market for these company preferred securities.

                           PART II. OTHER INFORMATION


ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     3 Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000. Filed as Exhibit 4.22 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on December 21, 2000 and incorporated herein by reference.

     99.1 The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.'s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.'s Quarterly Report on Form 10-Q filed on May 14, 2001 (File No. 1-8180) and incorporated herein by reference.

     (b)  REPORTS ON FORM 8-K FILED DURING THE REPORTING PERIOD

          None

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TECO CAPITAL TRUST I
                                        By: The Bank of New York (Delaware),
                                        as Delaware Trustee


Date: May 14, 2001                      /s/ Mildred Smith
                                        ----------------------------------------
                                        Name:   Mildred Smith
                                        Title:  President

                                  EXHIBIT INDEX

3 Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000. Filed as Exhibit 4.22 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on December 21, 2000 and incorporated herein by reference.

99.1 The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.'s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.'s Quarterly Report on Form 10-Q filed on May 14, 2001 (File No. 1-8180) and incorporated herein by reference.