Form 10-Q
period 2001-06-30
TECO CAPITAL TRUST I
filed 2001-08-14
CIK 1128738

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2001.
                               --------------
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from_______to______.

                         Commission File Number 1-16297

                              Teco Capital Trust I
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                       13-4164838
     ------------------------------                           ----------
       (State of Incorporation                               (IRS Employer
           or Organization)                               Identification No.)

        c/o The Bank of New York
      101 Barclay Street, 8th Floor
          New York, New York                                    10286
      -----------------------------                           ---------
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

The number of shares of the registrant's common stock outstanding as of July 31, 2001 was 0.



                      Index to Exhibits Appears on Page 11

                          PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements include all adjustments which are of a recurring nature and necessary to present fairly the net assets available of TECO Capital Trust I as of June 30, 2001, and the changes in net assets available for the three and six month periods ended June 30, 2001. Reference should be made to the explanatory notes affecting the net assets and changes in net assets contained in the TECO Capital Trust I Annual Report on Form 10-K for the period from November 20, 2000 (date of formation) through December 31, 2000 and to the notes on pages 6 and 7 of this report.

                              TECO CAPITAL TRUST I

             STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

                                   (UNAUDITED)

                                                               June 30,                    Dec. 31,
                                                                 2001                        2000
                                                             -------------              -------------
ASSETS

Cash                                                         $          --              $          --

Dividends Receivable                                             2,927,778                    566,667

Investment in Company Preferred Securities                     200,000,000                200,000,000
                                                             -------------              -------------

Total Assets                                                 $ 202,927,778              $ 200,566,667
                                                             -------------              -------------

LIABILITIES

Trust Preferred Securities Dividends Payable                 $    2,927,778             $     566,667

Trust Preferred Securities                                      200,000,000               200,000,000
                                                             --------------             -------------

Total Liabilities                                            $  202,927,778             $ 200,566,667
                                                             --------------             -------------

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES                    $           --             $         --
                                                             ==============            ==============





     The accompanying notes are an integral part of the financial statements

                              TECO CAPITAL TRUST I

        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

                                   (UNAUDITED)

                    For the three months ended June 30, 2001



ADDITIONS TO NET ASSETS ATTRIBUTED TO:

Company Preferred Security Dividend Income                  $4,250,000
                                                            ----------

                                                             4,250,000
                                                            ----------
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
                                                           ===========



    The accompanying notes are an integral part of the financial statements

                              TECO CAPITAL TRUST I

        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

                                   (UNAUDITED)

                     For the six months ended June 30, 2001



ADDITIONS TO NET ASSETS ATTRIBUTED TO:

Company Preferred Security Dividend Income                  $ 8,500,000
                                                            -----------

                                                              8,500,000
                                                            -----------


DEDUCTIONS FROM NET ASSETS ATTRIBUTED TO:

Trust Preferred Securities Dividends                         (8,500,000)
                                                            -----------

                                                             (8,500,000)
                                                            -----------

CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES                 --

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES:

Beginning of period                                                  --
                                                            -----------

End of period                                               $        --
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

C.       RELATED PARTIES

During the three- and six- month periods ended June 30, 2001, the Trust recognized dividend income on the company preferred securities from the LLC of $4,250,000 and $8,500,000, respectively. The Trust also received dividend payments from the LLC during the three- and six-month periods ended June 30, 2001 of $4,250,000 and $6,138,889, respectively.



D.       NEW ACCOUNTING STANDARDS

On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective Jan. 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives. The adoption of FAS 141 and FAS 142 will have no effect on the financial statements of the Trust, since the Trust has no pending business combinations, nor do the unaudited financial statements include any goodwill or other intangible assets.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE QUARTER ENDED JUNE 30, 2001.

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

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and accumulate from the date they are first issued at the annual rate of 8.50% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year. Distributions on the company preferred securities were made on January 31, 2001 in the amount of $1,888,889 and on April 30, 2001 in the amount of $4,250,000 and were subsequently distributed by the Trust to the holders of the trust preferred securities.

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

         99.1 The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.'s Quarterly Report on Form 10-Q. Included as Item 1 to TECO Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed on August 13, 2001 (File No. 1-8180) and incorporated herein by reference.

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


                                            TECO CAPITAL TRUST I
                                            By: The Bank of New York (Delaware),
                                            as Delaware Trustee



Date: August 13, 2001                       /s/ Mildred Smith
                                            ------------------------------------
                                            Name:  Mildred Smith
                                            Title: President

                                  EXHIBIT INDEX

3 Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000. Filed as Exhibit 4.22 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on December 21, 2000 and incorporated herein by reference.

99.1 The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.'s Quarterly Report on Form 10-Q. Included as Item 1 to TECO Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed on August 13, 2001 (File No. 1-8180) and incorporated herein by reference.