Form 10-Q
period 2001-09-30
TECO CAPITAL TRUST I
filed 2001-11-14
CIK 1128738

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.
                               -------------------

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to______.

                         Commission File Number 1-16297

                              TECO CAPITAL TRUST I
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                       13-4164838
     -----------------------------                        -------------------
       (State of Incorporation                               (IRS Employer
           or Organization)                               Identification No.)

        c/o The Bank of New York
      101 Barclay Street, 8th Floor
          New York, New York                                    10286
----------------------------------------                      ---------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:  (212) 815-5088


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [x] Yes   [ ] No

The number of shares of the registrant's common stock outstanding as of October 31, 2001 was 0.

                      Index to Exhibits Appears on Page 11

                         PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements include all adjustments which are of a recurring nature and necessary to present fairly the net assets available of TECO Capital Trust I as of September 30, 2001, and the changes in net assets available for the three and nine month periods ended September 30, 2001. Reference should be made to the explanatory notes affecting the net assets and changes in net assets contained in the TECO Capital Trust I Annual Report on Form 10-K for the period from November 20, 2000 (date of formation) through December 31, 2000 and to the notes on pages 6 and 7 of this report.

                              TECO CAPITAL TRUST I

             STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

                                   (UNAUDITED)


                                                    Sept. 30,          Dec. 31,
                                                      2001              2000
                                                  ------------      ------------

ASSETS

Cash                                              $         --      $         --

Dividends Receivable                                 2,927,778           566,667

Investment in Company Preferred Securities         200,000,000       200,000,000
                                                  ------------      ------------

Total Assets                                      $202,927,778      $200,566,667
                                                  ------------      ------------



LIABILITIES

Trust Preferred Securities Dividends Payable      $  2,927,778      $    566,667

Trust Preferred Securities                         200,000,000       200,000,000
                                                  ------------      ------------


Total Liabilities                                 $202,927,778      $200,566,667
                                                  ------------      ------------

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES         $         --      $         --
                                                  ============      ============


     The accompanying notes are an integral part of the financial statements

                              TECO CAPITAL TRUST I

        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

                                   (UNAUDITED)

                    For the three months ended Sept. 30, 2001



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
                                                          ===========

The accompanying notes are an integral part of the financial statements

                              TECO CAPITAL TRUST I

        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

                                   (UNAUDITED)

                    For the nine months ended Sept. 30, 2001


ADDITIONS TO NET ASSETS ATTRIBUTED TO:

Company Preferred Security Dividend Income                $ 12,750,000
                                                          ------------

                                                            12,750,000
                                                          ------------

DEDUCTIONS FROM NET ASSETS ATTRIBUTED TO:

Trust Preferred Securities Dividends                       (12,750,000)
                                                          ------------

                                                           (12,750,000)
                                                          ------------

CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES                --

NET ASSETS AVAILABLE FOR TRUST ACTIVITIES:

Beginning of period                                                 --
                                                          ------------

End of period                                             $         --
                                                          ============


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

C.   RELATED PARTIES

During the three- and nine- month periods ended Sept. 30, 2001, the Trust recognized dividend income on the company preferred securities from the LLC of $4,250,000 and $12,750,000, respectively. The Trust also received dividend payments from the LLC during the three- and nine-month periods ended Sept. 30, 2001 of $4,250,000 and $10,388,889, respectively.

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

In July 2001, the Financial Accounting Standards Board finalized FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of FAS 143 will have no effect on the financial statements of the Trust.

In August 2001, the Financial Accounting Standards Board finalized FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The adoption of FAS 144 will have no effect on the financial statements of the Trust.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE QUARTER ENDED SEPT. 30, 2001.

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

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and accumulate from the date they are first issued at the annual rate of 8.50% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year. Distributions on the company preferred securities were made on January 31, 2001 in the amount of $1,888,889 and on April 30, 2001 and July 31, 2001, each in the amount of $4,250,000, all of which were subsequently distributed by the Trust to the holders of the trust preferred securities.

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

                           PART II. OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

     (a)     EXHIBITS

      3 Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000. Filed as Exhibit 4.22 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on Dec. 21, 2000 and incorporated herein by reference.

     99.1 The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.'s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2001 filed on Nov. 13, 2001 (File No. 1-8180) and incorporated herein by reference.

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

                                          TECO CAPITAL TRUST I
                                          By: The Bank of New York (Delaware),
                                              as Delaware Trustee


Date: November 13, 2001                   /s/ Mildred Smith
                                          -----------------------------------
                                          Name: Mildred Smith
                                          Title: President

                                  EXHIBIT INDEX

    3 Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000. Filed as Exhibit 4.22 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on Dec. 21, 2000 and incorporated herein by reference.

   99.1 The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.'s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2001 filed on Nov. 13, 2001 (File No. 1-8180) and incorporated herein by reference.