Form 10-K405
period 2001-12-31
TECO CAPITAL TRUST I
filed 2002-03-29
CIK 1128738

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001.
                          ------------------
or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to______.

                        Commission File Number 1-16297

                             TECO CAPITAL TRUST I
        ------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                   13-4164838
     ------------------------                         ----------
     (State of Incorporation                        (IRS Employer
      or Organization)                            Identification No.)


      c/o The Bank of New York
    101 Barclay Street, 21/st/ Floor                    10286
          New York, New York                          ----------
          ------------------
  (Address of Principal Executive Offices)            (Zip Code)


Registrant's telephone number, including area code:  (212) 815-5088

Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class         Name of Each Exchange on Which Registered
          -------------------         -----------------------------------------
       Trust Preferred Securities     The New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                      N/A
                                    --------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [x] Yes        [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 15, 2001 was $0.

                                     PART I

ITEM 1.

BUSINESS.

TECO Capital Trust I (the "Trust") is a statutory business trust that TECO Funding Company I, LLC (the "LLC") formed under Delaware law on November 20, 2000 pursuant to a certificate of trust filed with the Delaware Secretary of State. The Trust is governed by an Amended and Restated Trust Agreement dated December 1, 2000 by and among the LLC as depositor, by The Bank of New York as property trustee, and by The Bank of New York (Delaware) as Delaware trustee (the "Trust Agreement"). The Trust Agreement is qualified as an indenture under the Trust Indenture Act of 1939. The Trust issued to the public 8,000,000 trust preferred securities at the annual rate of 8.50%, with an aggregate liquidation amount of $200 million on December 20, 2000 for the purpose of acquiring related company preferred securities from the LLC. The trust preferred securities represent a corresponding amount of company preferred securities of the LLC.
The Trust has minimal assets other than the company preferred securities. The Trust Agreement does not permit the Trust to engage in any activities other than holding the company preferred securities, issuing the trust preferred securities, and engaging in other related activities.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                    PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Trust has not issued common equity securities.

ITEM 6.

SELECTED FINANCIAL DATA.

The Trust was established on November 20, 2000 and commenced operations on December 20, 2000.

Total assets at December 31, 2001 and 2000 amounted to $202,927,778 and $200,566,667, respectively.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE YEAR ENDED DEC. 31, 2001.

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

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities will be passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and will accumulate from the date they are first issued at the annual rate of 8.50% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year. Distributions on the company preferred securities of $14,638,889 were made in 2001, and were subsequently distributed by the Trust to the holders of the trust preferred securities. No distributions were made in 2000.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                       Page
                                                                                        No.
Report of Independent Certified Public Accountants                                      6

Statement of Net Assets Available for Trust Activities, December 31, 2001 and 2000      7

Statement of Changes in Net Assets Available for Trust Activities
      For the year ended December 31, 2001 and
      From November 20, 2000 (date of formation) through December 31, 2000              8

Notes to Financial Statements                                                           9

      All financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

Report of Independent Certified Public Accountants



To the Trustees of the TECO Capital Trust I:


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the net assets available for trust activities of the TECO Capital Trust I (the "Trust") at Dec. 31, 2001 and 2000, and the changes in net assets available for trust activities for the year ended Dec. 31, 2001 and for the period from Nov. 20, 2000 (date of formation) through Dec. 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Tampa, Florida
March 8, 2002

                              TECO CAPITAL TRUST I

             STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES


                                                        December 31,
                                                     2001          2000
                                                     ----          ----
Assets

Cash                                             $             $
                                                           --            --
Dividends Receivable                                2,927,778       566,667

Investment in Company Preferred Securities        200,000,000   200,000,000
                                                 ------------  ------------
Total Assets                                     $202,927,778  $200,566,667
                                                 ------------  ------------

Liabilities

Trust Preferred Securities Dividends Payable     $  2,927,778  $    566,667

Trust Preferred Securities                        200,000,000   200,000,000
                                                 ------------  ------------

Total Liabilities                                $202,927,778  $200,566,667
                                                 ------------  ============
Net assets available for trust activities
                                                 $         --  $         --
                                                 ============  ============


    The accompanying notes are an integral part of the financial statements

                             TECO CAPITAL TRUST I

       STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

                                                                                      From
                                                                               November 20, 2000
                                                           Year ended         (date of formation)
                                                        December 31, 2001    to December 31, 2000
                                                        -----------------    --------------------
Additions to net assets attributed to:
Company Preferred Security Dividend Income                  $  17,000,000           $     566,667
Issuance of Trust Preferred Securities                                 --             200,000,000
                                                            -------------           -------------
                                                               17,000,000           $ 200,566,667
                                                            -------------           -------------

Deductions from net assets attributed to:
Trust Preferred Securities Dividends                          (17,000,000)               (566,667)
Purchase of Company Preferred Securities                               --            (200,000,000)
                                                            -------------           -------------
                                                              (17,000,000)           (200,566,667)
                                                            -------------           -------------
Changes in net assets available for trust activities                   --                      --
Net assets available for trust activities:
Beginning of year                                                      --                      --
                                                            -------------           -------------
End of year                                                 $          --           $          --
                                                            =============           =============

    The accompanying notes are an integral part of the financial statements

                         NOTES TO FINANCIAL STATEMENTS

A.   OVERVIEW

     TECO Capital Trust I (the "Trust") is a statutory business trust that TECO Funding Company I, LLC (the "LLC"), a wholly owned subsidiary of TECO Energy, Inc. ("TECO Energy") formed under Delaware law on November 20, 2000 pursuant to a certificate of trust filed with the Delaware Secretary of State. The Trust is governed by an Amended and Restated Trust Agreement dated December 1, 2000 by and among the LLC as depositor, by The Bank of New York as property trustee, and by The Bank of New York (Delaware) as Delaware trustee (the "Trust Agreement"). The Trust Agreement is qualified as an indenture under the Trust Indenture Act of 1939. The Trust issued to the public 8,000,000 trust preferred securities at the annual rate of 8.50%, with an aggregate liquidation amount of $200 million on December 20, 2000 for the purpose of acquiring related company preferred securities from the LLC. The trust preferred securities represent a corresponding amount of company preferred securities of the LLC. The Trust has minimal assets other than the company preferred securities. The Trust Agreement does not permit the Trust to engage in any activities other than holding the company preferred securities, issuing the trust preferred securities, and engaging in other related activities. The trust preferred securities began trading on the New York Stock Exchange on January 12, 2001. At December 31, 2001, the trust preferred securities had a carrying amount of $200 million and an estimated fair market value of $213,600,000.

     The LLC sold company preferred securities to the Trust and company common securities to TECO Energy. The LLC used the proceeds from the sale of the company preferred securities and the company common securities to buy from TECO Energy a series of 8.50% junior subordinated notes due January 31, 2041, with the same financial terms as the company preferred securities. TECO Energy guarantees payments to be made on the company preferred securities pursuant to a guarantee agreement and, indirectly, payments to be made on the trust preferred securities as a result of their beneficial interest in the company preferred securities.

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

INCOME TAXES

     The Trust is characterized for United States federal income tax purposes as a grantor trust and will not be taxed as a corporation. For income tax purposes, any income or losses from the Trust are passed through to the holders of the trust preferred securities. Therefore, no provision for income taxes has been included on the Trust's financial statements.

NEW ACCOUNTING STANDARDS

     On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective January 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives. The adoption of FAS 141 and FAS 142 will have no effect on the financial statements of the Trust, since the Trust has no pending business combinations, nor do the financial statements include any goodwill or other intangible assets.

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

C.   RELATED PARTIES

     During 2001, the Trust recognized dividend income on the company preferred securities from the LLC of $17,000,000 and received dividend payments from the LLC of $14,638,889. During 2000, the Trust purchased 8,000,000 company preferred securities from the LLC for $200,000,000 and recognized dividend income on these company preferred securities of $566,667.


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

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the fourth quarter of 2001.

     (c)  EXHIBITS

4.1 Indenture dated as of August 17, 1998 between TECO Energy, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4 to TECO Energy, Inc.'s Amendment No. 1 to Registration Statement on Form S-3 (No. 333-60819) filed with the Commission on August 24, 1998 and incorporated herein by reference.

4.2  Certificate of Trust of TECO Capital Trust I./(1)/

4.3  Trust Agreement of TECO Capital Trust I./(1)/

4.3 Third Supplemental Indenture dated as of December 1, 2000 by and between TECO Energy, Inc. and The Bank of New York./(2)/

4.4 Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000./(2)/

4.5 Certificate representing Trust Preferred Securities issued by TECO Capital Trust I./(2)/

4.6 Amended and Restated Limited Liability Company Agreement of TECO Funding Company I, LLC dated as of December 1, 2000./(2)/

4.7 Guarantee Agreement dated as of December 1, 2000 by and between TECO Energy, Inc. as Guarantor and The Bank of New York as Guarantee Trustee./(2)/

4.9  8.5% Junior Subordinated Notes due January 31, 2041./(2)/

4.10 Certificate representing company preferred securities issued by TECO Funding Company I, LLC./(2)/

23.1 Consent of Independent Certified Public Accountants. Filed herewith.

99.1 The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 8 of TECO Energy Inc.'s Annual Report on Form 10-K. Filed as Item 8 to TECO Energy, Inc.'s Annual Report on Form 10-K filed on March 28, 2002 (File No. 1-08180) and incorporated herein by reference.

/(1)/ Incorporated by reference to the identically titled exhibit to the Registration Statement on Form S-3 (File No. 333-50808) filed by TECO Capital Trust I on November 28, 2000.

/(2)/ Incorporated by reference to the identically titled exhibit to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on December 21, 2000.

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

                                   TECO CAPITAL TRUST I
                                   By: The Bank of New York (Delaware),
                                   as Delaware Trustee


Date: March 29, 2002               /s/ Mildred Smith
                                   ------------------------------------
                                   Name:  Mildred Smith
                                   Title: President

                                 EXHIBIT INDEX

4.1 Indenture dated as of August 17, 1998 between TECO Energy, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4 to TECO Energy, Inc.'s Amendment No. 1 to Registration Statement on Form S-3 (No. 333-60819) filed with the Commission on August 24, 1998 and incorporated herein by reference.

4.2     Certificate of Trust of TECO Capital Trust I./(1)/

4.3     Trust Agreement of TECO Capital Trust I./(1)/

4.3 Third Supplemental Indenture dated as of December 1, 2000 by and between TECO Energy, Inc. and The Bank of New York./(2)/

4.4 Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000./(2)/

4.5 Certificate representing Trust Preferred Securities issued by TECO Capital Trust I./(2)/

4.6 Amended and Restated Limited Liability Company Agreement of TECO Funding Company I, LLC dated as of December 1, 2000./(2)/

4.7 Guarantee Agreement dated as of December 1, 2000 by and between TECO Energy, Inc. as Guarantor and The Bank of New York as Guarantee Trustee./(2)/

4.9     8.5% Junior Subordinated Notes due January 31, 2041./(2)/

4.10 Certificate representing company preferred securities issued by TECO Funding Company I, LLC./(2)/

23.1    Consent of Independent Certified Public Accountants. Filed herewith.

99.1.1 The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 8 of TECO Energy, Inc.'s Annual Report on Form 10-K. Filed as Item 8 to TECO Energy, Inc.'s Annual Report on Form 10-K filed on March 28, 2002 (File No. 1-08180) and incorporated herein by reference.

/(1)/ Incorporated by reference to the identically titled exhibit to the Registration Statement on Form S-3 (File No. 333-50808) filed by TECO Capital Trust I on November 28, 2000.

/(2)/ Incorporated by reference to the identically titled exhibit to the Current
      Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on December 21, 2000.