Form 10-Q
period 2002-06-30
TECO CAPITAL TRUST I
filed 2002-08-14
CIK 1128738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                  .

Commission File Number 1-16297

TECO CAPITAL TRUST I

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation or Organization)	13-4164838 (IRS Employer Identification No.)

c/o The Bank of New York 101 Barclay Street, 8th Floor New York,New York (Address of Principal Executive Offices)	10286 (Zip Code)

Registrant’s telephone number, including area code:  (212) 815-5088

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the registrant’s common stock outstanding as of July 31, 2002 was 0.

Index to Exhibits Appears on Page 12

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements include all adjustments that are of a recurring nature and necessary to present fairly the net assets available of TECO Capital Trust I as of June 30, 2002 and December 31, 2001, and the changes in net assets available for the three and six month periods ended June 30, 2002 and 2001. Reference should be made to the explanatory notes affecting the net assets and changes in net assets contained in the TECO Capital Trust I Annual Report on Form 10-K for the year ended December 31, 2001 and to the notes on pages 6, 7 and 8 of this report.

TECO CAPITAL TRUST I

STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	June 30, 2002	Dec. 31, 2001

ASSETS
Cash	$—	$—
Dividends Receivable	2,833,333	2,927,778
Investment in Company Preferred Securities	200,000,000	200,000,000

Total Assets	$202,833,333	$202,927,778

LIABILITIES
Trust Preferred Securities Dividends Payable	$2,833,333	$2,927,778
Trust Preferred Securities	200,000,000	200,000,000

Total Liabilities	$202,833,333	$202,927,778

Net assets available for trust activities	$—	$—

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST I

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

For the three months ended June 30,

	2002	2001

Additions to net assets attributed to:
Company Preferred Security Dividend Income	$4,155,555	$4,250,000

	4,155,555	4,250,000

Deductions from net assets attributed to:
Trust Preferred Securities Dividends	(4,155,555)	(4,250,000)

	(4,155,555)	(4,250,000)

Changes in net assets available for trust activities	—	—
Net assets available for trust activities:
Beginning of period	—	—

End of period	$—	—

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST I

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

For the six months ended June 30,

	2002	2001

Additions to net assets attributed to:

Company Preferred Security Dividend Income	$8,405,555	$8,500,000

	8,405,555	8,500,000

Deductions from net assets attributed to:

Trust Preferred Securities Dividends	(8,405,555)	(8,500,000)

	(8,405,555)	(8,500,000)

Changes in net assets available for trust activities	—	—

Net assets available for trust activities:

Beginning of period	—	—

End of period	$—	—

The accompanying notes are an integral part of the financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

A.     OVERVIEW

            TECO Capital Trust I (the “Trust”) is a statutory business trust that TECO Funding Company I, LLC (the “LLC”), a wholly owned subsidiary of TECO Energy, Inc. (“TECO Energy”), formed under Delaware law on November 20, 2000 pursuant to a certificate of trust filed with the Delaware Secretary of State. The Trust is governed by an Amended and Restated Trust Agreement dated as of December 1, 2000 by and among the LLC as depositor, by The Bank of New York as property trustee, and by The Bank of New York (Delaware) as Delaware trustee (the “Trust Agreement”). The Trust Agreement is qualified as an indenture under the Trust Indenture Act of 1939. The Trust issued to the public 8,000,000 trust preferred securities at the annual distribution rate of 8.50%, with an aggregate liquidation amount of $200 million on December 20, 2000 for the purpose of acquiring related company preferred securities from the LLC. The trust preferred securities represent a corresponding amount of company preferred securities of the LLC. The Trust has minimal assets other than the company preferred securities. The Trust Agreement does not permit the Trust to engage in any activities other than holding the company preferred securities, issuing the trust preferred securities, and engaging in other related activities. The trust preferred securities began trading on the New York Stock Exchange on January 12, 2001.

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

INCOME TAXES

            The Trust is characterized for United States federal income tax purposes as a grantor trust and will not be taxed as a corporation. For income tax purposes, any income or losses from the Trust are passed through to the holders of the trust preferred securities. Therefore, no provision for income taxes has been included in the Trust’s financial statements.

C.     RELATED PARTIES

During the three month periods ended June 30, 2002 and 2001, the Trust recognized dividend income on the company preferred securities from the LLC of $4,155,555 and $4,250,000, respectively. During the six month periods ended June 30, 2002 and 2001, the Trust recognized dividend income on the company preferred securities from the LLC of $8,405,555 and $8,500,000. The Trust also received dividend payments from the LLC during each of the three month periods ended June 30, 2002 and 2001 of $4,250,000. During the six month periods ended June 30, 2002 and 2001, the Trust received dividend payments of $8,500,000 and $6,138,889, respectively.

D.     NEW ACCOUNTING STANDARDS

On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, Business Combinations, and FAS 142 , Goodwill and Other Intangible Assets . FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective Jan. 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill is now subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. These intangible assets are required to be amortized over their useful lives. The adoption of FAS 141 and FAS 142 had no effect on the financial statements of the Trust, since the Trust has no pending business combinations, nor do the unaudited financial statements include any goodwill or other intangible assets.

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

In August 2001, the Financial Accounting Standards Board finalized FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets . FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 had no effect on the financial statements of the Trust.

In April 2002, the Financial Accounting Standards Board issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections . In addition to rescinding the aforementioned statements, FAS 145 also amends FAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. FAS 145 was adopted in the second quarter of 2002. The adoption of FAS 145 had no effect on the financial statements of the Trust.

In July 2002, the Financial Accounting Standards Board issued FAS 146, Accounting for Exit or Disposal Activities , which addresses the accounting for costs associated with a disposal activity, including costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. FAS 146 is effective for disposal activities initiated after December 31, 2002. The adoption of FAS 146 will have no effect on the financial statements of the Trust.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE QUARTER ENDED JUNE 30, 2002.

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

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and accumulate from the date they are first issued at the annual rate of 8.50% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year. Distributions on the company preferred securities were made on January 31, 2001 in the amount of $1,888,889 and on April 30, 2001, July 31, 2001, October 31, 2001, January 31, 2002 and April 30, 2002 each in the amount of $4,250,000, all of which were subsequently distributed by the Trust to the holders of the trust preferred securities.

The trust preferred securities began trading on the New York Stock Exchange on January 12, 2001.

TECO Energy, Inc. owns all of the company common securities of the LLC, which, unless an event of default has occurred and is continuing with respect to the junior subordinated notes, represent 100 percent of the voting rights in the LLC. The LLC is managed by a board of directors who are designated as “managers” of the LLC within the meaning of Delaware law. The directors will serve until their successors are duly elected and qualified. The directors may appoint officers of the limited liability company from time to time to manage the day-to-day affairs of the limited liability company. All voting rights in the LLC are vested in TECO Energy, Inc. as the sole holder of the company common securities, including the right to elect the board of directors.

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

PART II. OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3	Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000. Filed as Exhibit 4.22 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on Dec. 21, 2000 and incorporated herein by reference.

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002 (File No. 1-8180) and incorporated herein by reference.

99.2	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy , Inc.

(b)	Reports on Form 8-K filed during the reporting period

              None

SIGNATURE

            Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO CAPITAL TRUST I By: TECO Energy, Inc. as desginated signatory
Date: August 13, 2002	/s/ Gordon L. Gillette

Name: Gordon L. Gillette Title: Principal Financial Officer

EXHIBIT INDEX

3	Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000. Filed as Exhibit 4.22 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on Dec. 21, 2000 and incorporated herein by reference.

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002 (File No. 1-8180) and incorporated herein by reference.

99.2	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc.