Form 10-Q
period 2003-06-30
TECO CAPITAL TRUST I
filed 2003-08-14
CIK 1128738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003. or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 1-16297

TECO CAPITAL TRUST I

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4164838
(State of Incorporation or Organization)	(IRS Employer Identification No.)

c/o The Bank of New York 101 Barclay Street, 8th Floor New York, New York	10286
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 815-5088

Indicate by check Ö whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☑ No

Index to Exhibits appears on page 14

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements include all adjustments that are of a recurring nature and necessary to present fairly the net assets available for trust activities of TECO Capital Trust I as of June 30, 2003 and December 31, 2002, and the changes in net assets available for trust activities for the three and six month periods ended June 30, 2003 and 2002.

Reference should be made to the explanatory notes affecting the net assets and changes in net assets contained in the TECO Capital Trust I Annual Report on Form 10-K for the year ended December 31, 2002 and to the notes on pages 6 through 9 of this report.

TECO CAPITAL TRUST I

STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	June 30, 2003	Dec. 31, 2002
Assets
Cash	$—	$—
Dividends Receivable	2,833,333	2,833,333
Investment in Company Preferred Securities	200,000,000	200,000,000

Total Assets	$202,833,333	$202,833,333

Liabilities
Trust Preferred Securities Dividends Payable	$2,833,333	$2,833,333
Trust Preferred Securities	200,000,000	200,000,000

Total Liabilities	$202,833,333	$202,833,333

Net assets available for trust activities	$—	$—

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST I

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the three months ended June 30,
	2003	2002
Additions to net assets attributed to:
Company Preferred Security Dividend Income	$4,250,000	$4,155,555

	4,250,000	4,155,555

Deductions from net assets attributed to:
Trust Preferred Securities Dividends	(4,250,000)	(4,155,555)

	(4,250,000)	(4,155,555)

Changes in net assets available for trust activities	—	—

Net assets available for trust activities:
Beginning of period	—	—

End of period	$—	—

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST I

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the six months ended June 30,
	2003	2002
Additions to net assets attributed to:
Company Preferred Security Dividend Income	$8,500,000	$8,405,555

	8,500,000	8,405,555

Deductions from net assets attributed to:
Trust Preferred Securities Dividends	(8,500,000)	(8,405,555)

	(8,500,000)	(8,405,555)

Changes in net assets available for trust activities	—	—

Net assets available for trust activities:
Beginning of period	—	—

End of period	$—	—

The accompanying notes are an integral part of the financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

A.	OVERVIEW

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

TECO Energy may elect to redeem the junior subordinated notes in whole, at any time, or in part, from time to time, on or after December 20, 2005, at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest to the redemption date. If all or part of the junior subordinated notes are redeemed, the LLC must redeem a corresponding amount of the company preferred securities and the common securities and, consequently, the Trust must redeem a corresponding amount of trust preferred securities.

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100% direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at June 30, 2003.

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

During the three month periods ended June 30, 2003 and 2002, the Trust recognized dividend income on the company preferred securities from the LLC of $4,250,000 and $4,155,555, respectively. During the six month periods ended June 30, 2003 and 2002, the Trust recognized dividend income on the company preferred securities from the LLC of $8,500,000 and $8,405,555. The Trust also received dividend payments from the LLC during each of the three month periods ended June 30, 2003 and 2002 of $4,250,000 and during each of the six month periods ended June 30, 2003 and 2002 of $8,500,000.

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

In April 2003, the FASB issued FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which clarifies the definition of a derivative and modifies, as necessary, FAS 133 to reflect certain decisions made by the FASB as part of the Derivatives Implementation Group (DIG) process. The majority of the guidance was already effective and previously applied by the Trust in the course of the adoption of FAS 133.

In particular, FAS 149 incorporates the conclusions previously reached in 2001 under DIG Issue C10, “Can Option Contracts and Forward Contracts with Optionality Features Qualify for the Normal Purchases and Normal Sales Exception”, and DIG Issue C15, “Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity”. In limited circumstances when the criteria are met and documented, TECO Energy designates option-type and forward contracts in electricity as a normal purchase or normal sale (NPNS) exception to FAS 133. A contract designated and documented as qualifying for the NPNS exception is not subject to the measurement and recognition requirements of FAS 133. The incorporation of the conclusions reached under DIG Issues C10 and C15 into the standard will not have a material impact on the Trust.

FAS 149 establishes multiple effective dates based on the source of the guidance. For all DIG Issues previously cleared by the FASB and not modified under FAS 149, the effective date of the issue remains the same. For all other aspects of the standard, the guidance is effective for all contracts entered into or modified after June 30, 2003. The Trust does not anticipate that the adoption of the additional guidance in FAS 149 will have a material impact on its financial statements.

In May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that an issuer classify certain financial instruments as a liability or an asset. Previously, many financial instruments with characteristics of both liabilities and equity were classified as equity. Financial instruments subject to FAS 150 include financial instruments with any of the following features:

•	An unconditional redemption obligation at a specified or determinable date, or upon an event that is certain to occur;
•	An obligation to repurchase shares, or indexed to such an obligation, and may require physical share or net cash settlement;
•	An unconditional, or for new issuances conditional, obligation that may be settled by issuing a variable number of equity shares if either (a) a fixed monetary amount is known at inception, (b) the variability is indexed to something other than the fair value of the issuer’s equity shares, or (c) the variability moves inversely to changes in the fair value of the issuer’s shares.

The standard requires that all such instruments be classified as a liability, or an asset in certain circumstances, and initially measured at fair value. Forward contracts that require a fixed physical share settlement and mandatorily redeemable financial instruments must be subsequently remeasured at fair value on each reporting date.

This standard is effective for all financial instruments entered into or modified after May 31, 2003, and for all other financial instruments, at the beginning of the first interim period beginning after June 15, 2003. The Trust is continuing to determine the estimated impact of the adoption of this standard.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE QUARTER ENDED JUNE 30, 2003.

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

Because the Trust is a special purpose financing entity with no separate business operations and minimal assets other than the company preferred securities, the Trust’s ability to pay distributions on the trust preferred securities depends on the ability of the LLC to pay distributions on the common preferred securities, which in turn depends on the LLC’s receipt of payments from TECO Energy, Inc. Accordingly, an evaluation of TECO Energy, Inc.’s financial condition is relevant to an evaluation of the financial condition of the Trust and its ability to pay distributions on the trust preferred securities, and the Trust refers you to the information about TECO Energy, Inc., including financial statements and other financial information, included in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, and its Current Reports on Form 8-K as filed with the Securities and Exchange Commission, copies of which may be obtained from the Director of Investor Relations at TECO Energy, Inc., 702 North Franklin Street, Tampa, Florida 33602 or from its website at www.tecoenergy.com.

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

ITEM 4.

CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. TECO Energy, Inc. (the Company) is designated to make compliance filings on behalf of the Trust. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Trust’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Trust required to be included in the Trust reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. There have not been any changes in the Trust’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls during the period covered by this report.

PART II. OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3	Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000. Filed as Exhibit 4.22 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on December 21, 2000 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 13, 2003 (File No. 1-8180) and incorporated herein by reference.

(b)	Reports on Form 8-K filed during the reporting period

None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO CAPITAL TRUST I

By:	TECO Energy, Inc. as designated signatory
Date:	August 13, 2003
By:	/s/ Gordon L. Gillette
Name:	Gordon L. Gillette
Title:	Principal Financial Officer

EXHIBIT INDEX

3	Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000. Filed as Exhibit 4.22 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on December 21, 2000 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 13, 2003 (File No. 1-8180) and incorporated herein by reference.