Form 10-Q
period 2003-09-30
TECO CAPITAL TRUST I
filed 2003-11-13
CIK 1128738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

Indicate by check Ö whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

Index to Exhibits appears on page 14

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements include all adjustments that are of a recurring nature and necessary to present fairly the net assets available for trust activities of TECO Capital Trust I as of September 30, 2003 and December 31, 2002, and the changes in net assets available for trust activities for the three and nine-month periods ended September 30, 2003 and 2002.

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

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST I

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the nine months ended Sept. 30,
	2003	2002
Additions to net assets attributed to:
Company Preferred Security Dividend Income	$12,750,000	$12,655,555

	12,750,000	12,655,555

Deductions from net assets attributed to:
Trust Preferred Securities Dividends	(12,750,000)	(12,655,555)

	(12,750,000)	(12,655,555)

Changes in net assets available for trust activities	—	—
Net assets available for trust activities:
Beginning of period	—	—

End of period	$—	$—

The accompanying notes are an integral part of the financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

A.	OVERVIEW

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

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100% direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at September 30, 2003.

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

During the three-month periods ended September 30, 2003 and 2002, the Trust recognized dividend income on the company preferred securities from the LLC of $4,250,000. During the nine-month periods ended September 30, 2003 and 2002, the Trust recognized dividend income on the company preferred securities from the LLC of $12,750,000 and $12,655,555, respectively. The Trust also received dividend payments from the LLC during each of the three-month periods ended September 30, 2003 and 2002 of $4,250,000 and during each of the nine-month periods ended September 30, 2003 and 2002 of $12,750,000.

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

On October 9, 2003, the FASB issued FASB Staff Position (FSP) No. 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. FSP FIN 46-6 deferred the effective date of the on-going disclosure and consolidation requirements of FIN 46 for VIEs created before February 1, 2003 if the reporting entity had not issued financial statements reporting the VIE as a consolidation entity as of the issuance date of the FSP. The on-going disclosure and consolidation requirements are effective for all interim financial periods beginning after December 15, 2003. As of September 30, 2003, additional technical issues continue to be deliberated by the FASB. Furthermore, as of October 31, 2003, the FASB issued, for public comment, an exposure draft of the proposed interpretation to modify FIN 46. The adoption of FIN 46 will have no effect on the financial statements of the Trust.

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

FAS 149 establishes multiple effective dates based on the source of the guidance. For all DIG Issues previously cleared by the FASB and not modified under FAS 149, the effective date of the issue remains the same. For all other aspects of the standard, the guidance is effective for all contracts entered into or modified after June 30, 2003. The adoption of FAS 149 had no effect on the financial statements of the Trust.

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

This standard is effective for all financial instruments entered into or modified after May 31, 2003, and for all other financial instruments, at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 had no effect on the financial statements of the Trust.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE QUARTER ENDED SEPTEMBER 30, 2003.

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

Because the Trust is a special purpose financing entity with no separate business operations and minimal assets other than the company preferred securities, the Trust’s ability to pay distributions on the trust preferred securities depends on the ability of the LLC to pay distributions on the common preferred securities, which in turn depends on the LLC’s receipt of payments from TECO Energy, Inc. Accordingly, an evaluation of TECO Energy, Inc.’s financial condition is relevant to an evaluation of the financial condition of the Trust and its ability to pay distributions on the trust preferred securities, and the Trust refers you to the information about TECO Energy, Inc., including financial statements and other financial information, included in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, and its Current Reports on Form 8-K as filed with the Securities and Exchange Commission, copies of which may be obtained from the Director of Investor Relations at

TECO Energy, Inc., 702 North Franklin Street, Tampa, Florida 33602 or from its website at www.tecoenergy.com.

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

ITEM 4.

CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. TECO Energy, Inc. (the Company) is designated to make compliance filings on behalf of the Trust. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Trust’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Trust required to be included in the Trust’s reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. There have not been any changes in the Trust’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls during the period covered by this report.

PART II. OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3	Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000. Filed as Exhibit 4.22 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on December 21, 2000 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 13, 2003 (File No. 1-8180) and incorporated herein by reference.

(b)       Reports on Form 8-K filed during the reporting period

None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO CAPITAL TRUST I By: TECO Energy, Inc. as designated signatory

Date: November 13, 2003	By:	/s/ Gordon L. Gillette

	Name:	Gordon L. Gillette
	Title:	Principal Financial Officer

EXHIBIT INDEX

3	Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000. Filed as Exhibit 4.22 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on December 21, 2000 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 13, 2003 (File No. 1-8180) and incorporated herein by reference.