Form 10-K
period 2003-12-31
TECO CAPITAL TRUST I
filed 2004-03-30
CIK 1128738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

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

N/A
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)     ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2003 was $0.

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

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100 percent direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at December 31, 2003.

The fiscal year of the Trust is the calendar year. The LLC pays all fees and expenses related to the Trust.

ITEM 2. PROPERTIES

The Trust has no physical property. Its primary assets are the company preferred securities issued by the LLC.

ITEM 3. LEGAL PROCEEDINGS.

The Trust is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Trust has not issued common equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

	Year ended Dec. 31,
	2003	2002	2001	2000(1)
	(millions)
Company Preferred Security Dividend Income	$17.0	$16.9	$17.0	$0.6
Issuance of Trust Preferred Securities	—	—	—	200.0
Trust Preferred Security Dividends	(17.0)	(16.9)	(17.0)	(0.6)
Purchase of Company Preferred Securities	—	—	—	(200.0)

Net income	$—	$—	$—	$—

Dividends Receivable	$2.8	$2.9	$2.9	$0.6
Investment in Company Preferred Securities	200.0	200.0	200.0	200.0

Trust Preferred Securities Dividends Payable	2.8	2.9	2.9	0.6
Trust Preferred Securities	200.0	200.0	200.0	200.0

Net Assets Available for Trust Activities	$—	$—	$—	$—

(1)	The Trust was established on November 20, 2000 and commenced operations on December 20, 2000.

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

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities will be passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and will accumulate from the date they are first issued at the annual rate of 8.50% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year. Distributions on the company preferred securities of $17,000,000 were made in both 2003 and 2002 and were subsequently distributed by the Trust to the holders of the trust preferred securities.

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

Because the Trust is a special purpose financing entity with no separate business operations and minimal assets other than the company preferred securities, the Trust’s ability to pay distributions on the trust preferred securities depends on the ability of the LLC to pay distributions on the common preferred securities, which in turn depends on the LLC’s receipt of payments from TECO Energy, Inc. Accordingly, an evaluation of TECO Energy, Inc.’s financial condition is relevant to an evaluation of the financial condition of the Trust and its ability to pay distributions on the trust preferred securities, and the Trust refers you to the information about TECO Energy, Inc., including financial statements and other financial information, included in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, and its Current Reports on Form 8-K as filed with the Securities and Exchange Commission, copies of which may be obtained from the Director of Investor Relations at TECO Energy, Inc., 702 North Franklin Street, Tampa, Florida 33602 or from its website at www.tecoenergy.com.

Contractual obligations of the Trust consist only of repayment of the principal amount of trust preferred securities due in 2041.

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

Report of Independent Certified Public Accountants

To the Trustees of the TECO Capital Trust I:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the net assets available for trust activities of the TECO Capital Trust I (the “Trust”) at December 31, 2003 and 2002, and the changes in net assets available for trust activities for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Tampa, Florida

March 26, 2004

TECO CAPITAL TRUST I

STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

	December 31,
	2003	2002
Assets
Cash	$—	$—
Dividends Receivable	2,833,333	2,833,333
Investment in Company Preferred Securities	200,000,000	200,000,000

Total Assets	202,833,333	202,833,333

Liabilities
Trust Preferred Securities Dividends Payable	2,833,333	2,833,333
Trust Preferred Securities	200,000,000	200,000,000

Total Liabilities	202,833,333	202,833,333

Net assets available for trust activities	$—	$—

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST I

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Additions to net assets attributed to:
Company Preferred Security Dividend Income	$17,000,000	$16,905,555	$17,000,000

	17,000,000	16,905,555	17,000,000

Deductions from net assets attributed to:
Trust Preferred Securities Dividends	(17,000,000)	(16,905,555)	(17,000,000)

	(17,000,000)	(16,905,555)	(17,000,000)

Changes in net assets available for trust activities	—	—	—

Net assets available for trust activities:
Beginning of year	—	—	—

End of year	$—	$—	$—

The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS

A. OVERVIEW

TECO Capital Trust I (the “Trust”) is a statutory business trust that TECO Funding Company I, LLC (the “LLC”), a wholly owned subsidiary of TECO Energy, Inc. (“TECO Energy”) formed under Delaware law on November 20, 2000 pursuant to a certificate of trust filed with the Delaware Secretary of State. The Trust is governed by an Amended and Restated Trust Agreement dated as of December 1, 2000 by and among the LLC as depositor, by The Bank of New York as property trustee, and by The Bank of New York (Delaware) as Delaware trustee (the “Trust Agreement”). The Trust Agreement is qualified as an indenture under the Trust Indenture Act of 1939. The Trust issued to the public 8,000,000 trust preferred securities at the annual rate of 8.50%, with an aggregate liquidation amount of $200 million on December 20, 2000 for the purpose of acquiring related company preferred securities from the LLC. The trust preferred securities represent a corresponding amount of company preferred securities of the LLC. The Trust has minimal assets other than the company preferred securities. The Trust Agreement does not permit the Trust to engage in any activities other than holding the company preferred securities, issuing the trust preferred securities, and engaging in other related activities. The trust preferred securities began trading on the New York Stock Exchange on January 12, 2001 under the symbol “TE PRT”. At December 31, 2003, the trust preferred securities had a carrying amount of $200 million and an estimated fair market value of $212 million. The estimated fair market value was based on quoted market prices.

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

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100% direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at December 31, 2003.

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

C. RELATED PARTIES

During the years ended 2003 and 2002, the Trust recognized dividend income on the company preferred securities from the LLC of $17,000,000 and $16,905,555, respectively. The Trust also received dividend payments from the LLC of $17,000,000 in both 2003 and 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The LLC pays all fees and expenses related to the Trust including audit fees. The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLC for the audit of the Trust’s annual financial statements for the years ended December 31, 2003 and December 31, 2002.

	2003	2002
Audit fees	$24,050	$23,175
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$24,050	$23,175

Audit fees consist of professional services for the audit of the Trust’s annual financial statements and review of financial statements included in the Trust’s 10-Q filings.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K.

(a)	FINANCIAL STATEMENTS

The financial statements are listed under Item 8 of this report.

(b)	REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 2003.

(c)	EXHIBITS

The exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits. The Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO CAPITAL TRUST I
By: TECO Energy, Inc.
as designated signatory

Date: March 30, 2004	By:	/s/ Gordon L. Gillette
	Name:	Gordon L. Gillette
	Title:	Principal Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000.(1)

4.1	Indenture dated as of August 17, 1998 between TECO Energy, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4 to TECO Energy, Inc.’s Amendment No. 1 to Registration Statement on Form S-3 (No. 333-60819) filed with the Commission on August 24, 1998 and incorporated herein by reference.

4.2	Certificate of Trust of TECO Capital Trust I.(2)

4.3	Trust Agreement of TECO Capital Trust I.(2)

4.4	Third Supplemental Indenture dated as of December 1, 2000 by and between TECO Energy, Inc. and The Bank of New York.(2)

4.5	Certificate representing Trust Preferred Securities issued by TECO Capital Trust I.(2)

4.6	Amended and Restated Limited Liability Company Agreement of TECO Funding Company I, LLC dated as of December 1, 2000.(2)

4.7	Guarantee Agreement dated as of December 1, 2000 by and between TECO Energy, Inc. as Guarantor and The Bank of New York as Guarantee Trustee.(2)

4.9	8.5% Junior Subordinated Notes due January 31, 2041.(2)

4.10	Certificate representing company preferred securities issued by TECO Funding Company I, LLC.(2)

23.1	Consent of Independent Certified Public Accountants. Filed herewith.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 8 of TECO Energy, Inc.’s Annual Report on Form 10-K. Filed as Item 8 to TECO Energy, Inc.’s Annual Report on Form 10-K filed on March 15, 2004 (File No. 1-08180) and incorporated herein by reference.

(1)	Incorporated by reference to the identically titled exhibit to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on December 21, 2000.
(2)	Incorporated by reference to the identically titled exhibit to the Registration Statement on Form S-3 (File No. 333-50808) filed by TECO Capital Trust I on November 28, 2000.