Form 10-K
period 2004-12-31
TECO CAPITAL TRUST I
filed 2005-03-30
CIK 1128738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

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

N/A

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2004 was $0.

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

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100 percent direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at December 31, 2004.

The fiscal year of the Trust is the calendar year. The LLC pays all fees and expenses related to the Trust.

ITEM 2. PROPERTIES.

The Trust has no physical property. Its primary assets are the company preferred securities issued by the LLC. The primary assets of the LLC are the junior subordinated debt securities issued by TECO Energy.

ITEM 3. LEGAL PROCEEDINGS.

The Trust is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Trust has not issued common equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

(millions) Year ended Dec. 31,	2004(1)	2003	2002	2001	2000(2)
Jr. Subordinated Debt Securities Interest Income	$17.5	$—	$—	$—	$—
Company Preferred Security Dividend Income	—	17.0	16.9	17.0	0.6
Issuance of Trust Preferred Securities	—	—	—	—	200.0
Trust Preferred Security Dividends	(17.0)	(17.0)	(16.9)	(17.0)	(0.6)
Minority Interest Dividends	(0.5)	—	—	—	—
Purchase of Company Preferred Securities	—	—	—	—	(200.0)

Changes in Net Assets Available for Trust Activities	$—	$—	$—	$—	$—

Dividends Receivable	$2.9	$2.8	$2.9	$2.9	$0.6
Investment in Jr. Subordinated Debt Securities	206.2	—	—	—	—
Investment in Company Preferred Securities	—	200.0	200.0	200.0	200.0

Trust Preferred Securities Dividends Payable	2.8	2.8	2.9	2.9	0.6
Minority Interest Dividends Payable	0.1	—	—	—	—
Trust Preferred Securities	200.0	200.0	200.0	200.0	200.0
Minority Interest	6.2	—	—	—	—

Net Assets Available for Trust Activities	$—	$—	$—	$—	$—

(1)	Reflects the consolidation of the LLC by the Trust effective January 1, 2004 in accordance with FIN 46. For more information on the consolidation of the LLC, see Note B of Notes to Financial Statements.
(2)	The Trust was established on November 20, 2000 and commenced operations on December 20, 2000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE YEAR ENDED DEC. 31, 2004.

TECO Capital Trust I was formed on November 20, 2000 and issued to the public 8,000,000 of its trust preferred securities for an aggregate purchase price of $200,000,000 on December 20, 2000. The proceeds from the issuance were remitted to the TECO Funding Company I, LLC (the “LLC”) in exchange for 8,000,000 company preferred securities for an aggregate purchase price of $200,000,000. TECO Energy purchased all of the company common securities of the LLC for an aggregate purchase price of $6,200,000. The LLC remitted the proceeds from the issuance of both its company common securities and company preferred securities to TECO Energy in exchange for $206,200,000 aggregate principal amount of 8.50% Junior Subordinated Notes Due 2041 of TECO Energy, dated December 20, 2000, and bearing interest and maturing on the dates and in the amounts set forth in the Indenture, dated as of August 17, 1998, by and between TECO Energy and The Bank of New York, as Trustee, as supplemented by the Third Supplemental Indenture, dated as of December 1, 2000.

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

The LLC is considered a VIE in accordance with FIN 46R. In accordance with the guidance under FIN 46R, the Trust consolidated the LLC. Likewise, TECO Energy deconsolidated the LLC as of January 1, 2004. As of December 31, 2004 and for the twelve-month period ended December 31, 2004, the financial statements of the Trust include the consolidated net assets and reflect the changes in consolidated net assets of the LLC and all inter-company/trust transactions have been eliminated. The financial statements of the Trust as of December 31, 2003 and for the twelve-month periods ended December 31, 2003 and 2002 have not been restated to reflect the consolidation of the LLC. The cumulative effect of the adoption of FIN 46R was to recognize the cash on hand at the LLC as of January 1, 2004.

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which on a consolidated basis consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and will accumulate from the date they are first issued at the annual rate of 8.50% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year. Distributions on the company preferred securities were made in 2004 and 2003 and were subsequently distributed by the Trust to the holders of the trust preferred securities.

The trust preferred securities began trading on the New York Stock Exchange on January 12, 2001 under the symbol “TE PRT”.

TECO Energy owns all of the company common securities of the LLC, which, unless an event of default has occurred and is continuing with respect to the junior subordinated notes, represent 100 percent of the voting rights in the LLC. The LLC is managed by a board of directors who are designated as “managers” of the LLC within the meaning of Delaware law. The directors will serve until their successors are duly elected and qualified. The directors may appoint officers of the limited liability company from time to time to manage the day-to-day affairs of the limited liability company. All voting rights in the LLC are vested in TECO Energy as the sole holder of the company common securities, including the right to elect the board of directors.

Liquidity and Capital Resources:

Because the Trust is a special purpose financing entity with no separate business operations and minimal assets other than the company preferred securities, the Trust’s ability to pay distributions on the trust preferred securities depends on the ability of the LLC to pay distributions on the company preferred securities, which in turn depends on the LLC’s receipt of payments from TECO Energy. Accordingly, an evaluation of TECO Energy’s financial condition is relevant to an evaluation of the financial condition of the Trust and its ability to pay distributions on the trust preferred securities, and the Trust refers you to the information about TECO Energy., including financial statements and other financial information, included in TECO Energy’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, its Annual Report on Form 10-K for the year ended December 31, 2004, and its Current Reports on Form 8-K as filed with the Securities and Exchange Commission, copies of which may be obtained from the Director of Investor Relations at TECO Energy, Inc., 702 North Franklin Street, Tampa, Florida 33602 or from its website at www.tecoenergy.com.

Contractual Obligations:

Contractual obligations of the Trust consist only of repayment of the principal amount of trust preferred securities ($200 million at December 31, 2004) due on January 31, 2041 and the annual payment of dividends of approximately $17 million.

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

Report of Independent Registered Certified Public Accounting Firm

To the Trustees of the TECO Capital Trust I:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the net assets available for trust activities of the TECO Capital Trust I (the “Trust”) at December 31, 2004 and 2003, and the changes in net assets available for trust activities for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

March 21, 2005

TECO CAPITAL TRUST I

STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

	December 31,
	2004	2003
Assets
Cash	$12,045	$—
Interest Receivable – Jr. Subordinated Debt	2,921,166	—
Dividends Receivable – Co. Preferred Securities	—	2,833,333
Investment in Jr. Subordinated Debt Securities	206,200,000	—
Investment in Company Preferred Securities	—	200,000,000

Total Assets	209,133,211	202,833,333

Liabilities
Trust Preferred Securities Dividends Payable	2,833,333	2,833,333
Minority Interest Dividends Payable	87,833	—
Trust Preferred Securities	200,000,000	200,000,000
Minority Interest	6,200,000	—

Total Liabilities	209,121,166	202,833,333

Net assets available for trust activities	$12,045	$—

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST I

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

	Year ended Dec. 31, 2004	Year ended Dec. 31, 2003	Year ended Dec. 31, 2002
Additions to net assets attributed to:
Jr. Subordinated Debt Securities Interest Income	$17,527,000	$—	$—
Company Preferred Security Dividend Income	—	17,000,000	16,905,555
Interest Income – Money Market Fund	1,228	—	—

	17,528,228	17,000,000	16,905,555

Deductions from net assets attributed to:
Trust Preferred Securities Dividends	(17,000,000)	(17,000,000)	(16,905,555)
Minority Interest Dividends	(527,000)	—	—
Administrative and General Expenses	(2,961)	—	—

	(17,529,961)	(17,000,000)	(16,905,555)

Changes in net assets available for trust activities	(1,733)	—	—
Cumulative Effect of Change in Accounting Principle	13,778	—	—
Net assets available for trust activities:
Beginning of year	—	—	—

End of year	$12,045	$—	$—

The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS

A. OVERVIEW

TECO Capital Trust I (the “Trust”) is a statutory business trust that TECO Funding Company I, LLC (the “LLC”), a wholly owned subsidiary of TECO Energy, Inc. (“TECO Energy”) formed under Delaware law on November 20, 2000 pursuant to a certificate of trust filed with the Delaware Secretary of State. The Trust is governed by an Amended and Restated Trust Agreement dated as of December 1, 2000 by and among the LLC as depositor, by The Bank of New York as property trustee, and by The Bank of New York (Delaware) as Delaware trustee (the “Trust Agreement”). The Trust Agreement is qualified as an indenture under the Trust Indenture Act of 1939. The Trust issued to the public 8,000,000 trust preferred securities at the annual rate of 8.50%, with an aggregate liquidation amount of $200 million on December 20, 2000 for the purpose of acquiring related company preferred securities from the LLC. The trust preferred securities represent a corresponding amount of company preferred securities of the LLC. The Trust has minimal assets other than the company preferred securities. The Trust Agreement does not permit the Trust to engage in any activities other than holding the company preferred securities, issuing the trust preferred securities, and engaging in other related activities. The trust preferred securities began trading on the New York Stock Exchange on January 12, 2001 under the symbol “TE PRT”. At December 31, 2004, the trust preferred securities had a carrying amount of $200 million and an estimated fair market value of $211 million. The estimated fair market value was based on quoted market prices.

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

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100% direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at December 31, 2004.

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

In November 2000, TECO Energy established TECO Funding Company I, LLC (the LLC). This limited-liability company is a wholly-owned subsidiary of TECO Energy. This LLC sold preferred securities to the Trust. The LLC used the proceeds to purchase subordinated notes from TECO Energy. The subordinated notes are not secured by specific assets of TECO Energy. The terms of these notes are similar to the terms of the preferred securities. The LLC is considered a VIE in accordance with FIN 46R. In accordance with the guidance under FIN 46R, the Trust consolidated the LLC. Likewise, TECO Energy deconsolidated the LLC as of January 1, 2004. As of December 31, 2004 and for the twelve-month period ended December 31, 2004, the financial statements of the Trust include the consolidated net assets and reflect the changes in consolidated net assets of the LLC and all inter-company/trust transactions have been eliminated. The financial statements of the Trust as of December 31, 2003 and for the twelve-month periods ended December 31, 2003 and 2002 have not been restated to reflect the consolidation of the LLC. The cumulative effect of the adoption of FIN 46R was to recognize the cash on hand at the LLC as of January 1, 2004.

INCOME TAXES

The Trust is characterized for United States federal income tax purposes as a grantor trust and will not be taxed as a corporation. For income tax purposes, any income or losses from the Trust are passed through to the holders of the trust preferred securities. Therefore, no provision for income taxes has been included on the Trust’s financial statements.

C. RELATED PARTIES

During the years ended 2004 and 2003, the LLC recognized and received interest income on the junior subordinated notes from TECO Energy of $17,527,000. During the years ended December 31, 2004 and 2003, the Trust recognized and received dividend income on the company preferred securities of $17,000,000. The LLC also paid dividends on the company common securities of $527,000 to TECO Energy during 2004 and 2003. TECO Energy is the sole minority interest shareholder of the LLC, as discussed in Note B.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE.

During the period Jan. 1, 2003 to the date of this report, neither TECO Energy nor TECO Capital Trust I has had or has filed with the Commission a report as to any changes in or disagreements with accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

TECO Energy, Inc. (the Company) is designated to make compliance filings on behalf of the Trust. The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Trust’s disclosure controls and procedures are effective and designed to ensure that the information relating to the Trust required to be disclosed in the Trust’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting.

There was no change in the Trust’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of the Trust’s internal controls that occurred during the Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Bank of New York (Delaware), a Delaware banking corporation, acts as the Delaware Trustee, pursuant to the certificate of trust that formed the Trust in November 2000. The Trust has no executive officers or directors.

ITEM 11. EXECUTIVE COMPENSATION.

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The LLC pays all fees and expenses related to the Trust including audit fees. The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Trust’s annual financial statements for the years ended December 31, 2004 and December 31, 2003.

	2004	2003
Audit fees	$25,000	$24,050
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$25,000	$24,050

Audit fees consist of professional services for the audit of the Trust’s annual financial statements and review of financial statements included in the Trust’s 10-Q filings.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Certain documents filed as part of this report.

1.	Financial Statements

The financial statements are listed under Item 8 of this report.

2.	Financial Statement Schedules

None

3.	Exhibits – See index on page 16

(b)	The exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits. The Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO CAPITAL TRUST I

	By:	TECO Energy, Inc.
as designated signatory

Date: March 30, 2005	By:	/s/ Gordon L. Gillette
	Name:	Gordon L. Gillette
	Title:	Principal Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000.(1)

4.1	Indenture dated as of August 17, 1998 between TECO Energy, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4 to TECO Energy, Inc.’s Amendment No. 1 to Registration Statement on Form S-3 (No. 333-60819) filed with the Commission on August 24, 1998 and incorporated herein by reference.

4.2	Certificate of Trust of TECO Capital Trust I.(2)

4.3	Trust Agreement of TECO Capital Trust I.(2)

4.4	Third Supplemental Indenture dated as of December 1, 2000 by and between TECO Energy, Inc. and The Bank of New York.(2)

4.5	Certificate representing Trust Preferred Securities issued by TECO Capital Trust I.(2)

4.6	Amended and Restated Limited Liability Company Agreement of TECO Funding Company I, LLC dated as of December 1, 2000.(2)

4.7	Guarantee Agreement dated as of December 1, 2000 by and between TECO Energy, Inc. as Guarantor and The Bank of New York as Guarantee Trustee.(2)

4.9	8.5% Junior Subordinated Notes due January 31, 2041.(2)

4.10	Certificate representing company preferred securities issued by TECO Funding Company I, LLC.(2)

23.1	Consent of Independent Certified Public Accountants. Filed herewith.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 8 of TECO Energy, Inc.’s Annual Report on Form 10-K. Filed as Item 8 to TECO Energy, Inc.’s Annual Report on Form 10-K filed on March 15, 2005 (File No. 1-08180) and incorporated herein by reference.

(1)	Incorporated by reference to the identically titled exhibit to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on December 21, 2000.
(2)	Incorporated by reference to the identically titled exhibit to the Registration Statement on Form S-3 (File No. 333-50808) filed by TECO Capital Trust I on November 28, 2000.