Form 10-Q
period 2005-06-30
TECO CAPITAL TRUST I
filed 2005-08-12
CIK 1128738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Index to Exhibits appears on page 13

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements include all adjustments that are of a recurring nature and necessary to fairly state the net assets available for trust activities of TECO Capital Trust I as of June 30, 2005 and December 31, 2004, and the changes in net assets available for trust activities for the three-month and six-month periods ended June 30, 2005 and 2004. The changes in net assets for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2005.

Reference should be made to the explanatory notes affecting the net assets and changes in net assets contained in the TECO Capital Trust I Annual Report on Form 10-K for the year ended December 31, 2004 and to the notes on pages 6 through 8 of this report.

TECO CAPITAL TRUST I

CONSOLIDATED STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	June 30, 2005	Dec. 31, 2004
Assets
Cash	$7,495	$12,045
Interest Receivable – Jr. Subordinated Debt	2,921,166	2,921,166
Investment in Jr. Subordinated Debt Securities	206,200,000	206,200,000

Total Assets	209,128,661	209,133,211

Liabilities
Trust Preferred Securities Dividends Payable	2,833,333	2,833,333
Minority Interest Dividends Payable	87,833	87,833
Trust Preferred Securities	200,000,000	200,000,000
Minority Interest	6,200,000	6,200,000

Total Liabilities	209,121,166	209,121,166

Net assets available for trust activities	$7,495	$12,045

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST I

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the three months ended June 30,
	2005	2004
Additions to net assets attributed to:
Jr. Subordinated Debt Securities Interest Income	$4,381,750	$4,381,750
Interest Income – Money Market Fund	801	—

	4,382,551	4,381,750

Deductions from net assets attributed to:
Trust Preferred Securities Dividends	(4,250,000)	(4,250,000)
Minority Interest Dividends	(131,750)	(131,750)
Administrative and General Expenses	(2,785)	(686)

	(4,384,535)	(4,382,436)

Changes in net assets available for trust activities	(1,984)	(686)

Net assets available for trust activities:
Beginning of period	9,479	5,478

End of period	$7,495	$4,792

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST I

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the six months ended June 30,
	2005	2004
Additions to net assets attributed to:
Jr. Subordinated Debt Securities Interest Income	$8,763,500	$8,763,500
Interest Income – Money Market Fund	1,462	436

	8,764,962	8,763,936

Deductions from net assets attributed to:
Trust Preferred Securities Dividends	(8,500,000)	(8,500,000)
Minority Interest Dividends	(263,500)	(263,500)
Administrative and General Expenses	(6,012)	(9,422)

	(8,769,512)	(8,772,922)

Changes in net assets available for trust activities	(4,550)	(8,986)
Cumulative Effect of Change in Accounting Principle	—	13,778

Net assets available for trust activities:
Beginning of period	12,045	—

End of period	$7,495	$4,792

The accompanying notes are an integral part of the financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

A.	OVERVIEW

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

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100% direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at June 30, 2005.

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

In November 2000, TECO Energy established TECO Funding Company I, LLC (the LLC). This limited-liability company is a wholly-owned subsidiary of TECO Energy. This LLC sold preferred securities to Capital Trust I. The LLC used the proceeds to purchase subordinated notes from TECO Energy. The subordinated notes are not secured by specific assets of TECO Energy. The terms of these notes are similar to the terms of the preferred securities. The LLC is considered a VIE in accordance with FIN 46R. In accordance with the guidance under FIN 46R, the Trust consolidated the LLC. Likewise, TECO Energy deconsolidated the LLC as of January 1, 2004. As of June 30, 2005 and December 31, 2004 and for the three-month and six-month periods ended June 30, 2005 and 2004, the financial statements of the Trust include the consolidated net assets and reflect the changes in consolidated net assets of the LLC and all inter-company/trust transactions have been eliminated. The net cumulative effect of the adoption of FIN 46R was to recognize the cash on hand at the LLC as of January 1, 2004.

INCOME TAXES

The Trust is characterized for United States federal income tax purposes as a grantor trust and is not taxed as a corporation. For income tax purposes, any income or losses from the Trust are passed through to the holders of the trust preferred securities. Therefore, no provision for income taxes has been included in the Trust’s financial statements.

C.	RELATED PARTIES

During the three-month periods ended June 30, 2005 and 2004, the LLC recognized and received interest income on the junior subordinated notes from TECO Energy of $4,381,750. The LLC also paid dividends on the company common securities of $131,750 to TECO Energy during the three-month periods ended June 30, 2005 and 2004. TECO Energy is the sole minority interest shareholder, as discussed in Note B.

During the six-month periods ended June 30, 2005 and 2004, the LLC recognized and received interest income on the junior subordinated notes from TECO Energy of $8,763,500. The LLC also paid dividends on the company common securities of $263,500 to TECO Energy during the six-month periods ended June 30, 2005 and 2004.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE QUARTER ENDED JUNE 30, 2005.

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

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and accumulate from the date they are first issued at the annual rate of 8.50% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year in the amount of $4,250,000. Distributions accrued on company preferred securities at June 30, 2005 were subsequently distributed by the Trust to the holders of the trust preferred securities.

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

Because the Trust is a special purpose financing entity with no separate business operations and minimal assets other than the company preferred securities, the Trust’s ability to pay distributions on the trust preferred securities depends on the ability of the LLC to pay distributions on the common preferred securities, which in turn depends on the LLC’s receipt of payments from TECO Energy, Inc. Accordingly, an evaluation of TECO Energy, Inc.’s financial condition is relevant to an evaluation of the financial condition of the Trust and its ability to pay distributions on the trust preferred securities, and the Trust refers you to the information about TECO Energy, Inc., including financial statements and other financial information, included in TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, and its Current Report on Form 8-K dated May 23, 2005 as filed with the Securities and Exchange Commission, copies of which may be obtained from the Director of Investor Relations at TECO Energy, Inc., 702 North Franklin Street, Tampa, Florida 33602 or from its website at www.tecoenergy.com.

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

TECO CAPITAL TRUST I
By: TECO Energy, Inc.,
as designated signatory

Date: August 12, 2005	By:	/s/ Gordon L. Gillette
	Name:	Gordon L. Gillette
	Title:	Principal Financial Officer

EXHIBIT INDEX

3	Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000. Filed as Exhibit 4.22 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on December 21, 2000 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350. (1)

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005 (File No. 1-8180) and incorporated herein by reference.

(1)	This certification accompanies this Quarterly Report on Form 10-Q and is not filed as part of it.