Form 10-Q
period 2005-09-30
TECO CAPITAL TRUST I
filed 2005-11-14
CIK 1128738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Index to Exhibits appears on page 13

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements include all adjustments that are of a recurring nature and necessary to fairly state the net assets available for trust activities of TECO Capital Trust I as of September 30, 2005 and December 31, 2004, and the changes in net assets available for trust activities for the three-month and nine-month periods ended September 30, 2005 and 2004. The changes in net assets for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2005.

Reference should be made to the explanatory notes affecting the net assets and changes in net assets contained in the TECO Capital Trust I Annual Report on Form 10-K for the year ended December 31, 2004 and to the notes on pages 6 through 8 of this report.

TECO CAPITAL TRUST I

CONSOLIDATED STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	Sept. 30, 2005	Dec. 31, 2004
Assets
Cash	$5,822	$12,045
Interest Receivable – Jr. Subordinated Debt	2,921,166	2,921,166
Investment in Jr. Subordinated Debt Securities	206,200,000	206,200,000

Total Assets	209,126,988	209,133,211

Liabilities
Trust Preferred Securities Dividends Payable	2,833,333	2,833,333
Minority Interest Dividends Payable	87,833	87,833
Trust Preferred Securities	200,000,000	200,000,000
Minority Interest	6,200,000	6,200,000

Total Liabilities	209,121,166	209,121,166

Net assets available for trust activities	$5,822	$12,045

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST I

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the three months ended Sept. 30,
	2005	2004
Additions to net assets attributed to:
Jr. Subordinated Debt Securities Interest Income	$4,381,750	$4,381,750
Interest Income – Money Market Fund	974	328

	4,382,724	4,382,078

Deductions from net assets attributed to:
Trust Preferred Securities Dividends	(4,250,000)	(4,250,000)
Minority Interest Dividends	(131,750)	(131,750)
Administrative and General Expenses	(2,647)	(1,162)

	(4,384,397)	(4,382,912)

Changes in net assets available for trust activities	(1,673)	(834)
Net assets available for trust activities:
Beginning of period	7,495	4,792

End of period	$5,822	$3,958

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST I

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the nine months ended Sept. 30,
	2005	2004
Additions to net assets attributed to:
Jr. Subordinated Debt Securities Interest Income	$13,145,250	$13,145,250
Interest Income – Money Market Fund	2,436	764

	13,147,686	13,146,014

Deductions from net assets attributed to:
Trust Preferred Securities Dividends	(12,750,000)	(12,750,000)
Minority Interest Dividends	(395,250)	(395,250)
Administrative and General Expenses	(8,659)	(10,584)

	(13,153,909)	(13,155,834)

Changes in net assets available for trust activities	(6,223)	(9,820)
Cumulative Effect of Change in Accounting Principle	—	13,778
Net assets available for trust activities:
Beginning of period	12,045	—

End of period	$5,822	$3,958

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

TECO Energy may elect to redeem the junior subordinated notes in whole, at any time, or in part, from time to time, on or after December 20, 2005, at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest to the redemption date. If all or part of the junior subordinated notes are redeemed, the LLC must redeem a corresponding amount of the company preferred securities and the common securities and, consequently, the Trust must redeem a corresponding amount of trust preferred securities. (See Note D for discussion of a subsequent event involving redemption).

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100% direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at September 30, 2005.

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

In November 2000, TECO Energy established TECO Funding Company I, LLC (the LLC). This limited-liability company is a wholly-owned subsidiary of TECO Energy. This LLC sold preferred securities to Capital Trust I. The LLC used the proceeds to purchase subordinated notes from TECO Energy. The subordinated notes are not secured by specific assets of TECO Energy. The terms of these notes are similar to the terms of the preferred securities. The LLC is considered a VIE in accordance with FIN 46R. In accordance with the guidance under FIN 46R, the Trust consolidated the LLC. Likewise, TECO Energy deconsolidated the LLC as of January 1, 2004. As of September 30, 2005 and December 31, 2004 and for the three-month and nine-month periods ended September 30, 2005 and 2004, the financial statements of the Trust include the consolidated net assets and reflect the changes in consolidated net assets of the LLC and all inter-company/trust transactions have been eliminated. The net cumulative effect of the adoption of FIN 46R was to recognize the cash on hand at the LLC as of January 1, 2004.

INCOME TAXES

The Trust is characterized for United States federal income tax purposes as a grantor trust and is not taxed as a corporation. For income tax purposes, any income or losses from the Trust are passed through to the holders of the trust preferred securities. Therefore, no provision for income taxes has been included in the Trust’s financial statements.

C. RELATED PARTIES

During the three-month periods ended September 30, 2005 and 2004, the LLC recognized and received interest income on the junior subordinated notes from TECO Energy of $4,381,750. The LLC also paid dividends on the company common securities of $131,750 to TECO Energy during the three-month periods ended September 30, 2005 and 2004. TECO Energy is the sole minority interest shareholder, as discussed in Note B.

During the nine-month periods ended September 30, 2005 and 2004, the LLC recognized and received interest income on the junior subordinated notes from TECO Energy of $13,145,250. The LLC also paid dividends on the company common securities of $395,250 to TECO Energy during the nine-month periods ended September 30, 2005 and 2004.

D. SUBSEQUENT EVENT

On November 10, 2005, TECO Energy called for redemption $100,000,000 aggregate principal amount of the junior subordinated notes. The redemption of the junior subordinated notes will cause the Trust to redeem a corresponding amount of trust preferred securities. The redemption date will be December 20, 2005. The trust preferred securities called for redemption will be redeemed at a redemption price equal to the $25 liquidation amount for each of the trust preferred securities to be redeemed plus accumulated but unpaid distributions to the redemption date.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE QUARTER ENDED SEPTEMBER 30, 2005.

TECO Capital Trust I was formed on November 20, 2000 and issued to the public 8,000,000 of its trust preferred securities for an aggregate purchase price of $200,000,000 on December 20, 2000. The proceeds from the issuance were remitted to TECO Funding Company I, LLC (the “LLC”) in exchange for 8,000,000 company preferred securities for an aggregate purchase price of $200,000,000. TECO Energy, Inc. purchased all of the company common securities of the LLC for an aggregate purchase price of $6,200,000. The LLC remitted the proceeds from the issuance of both its company common securities and company preferred securities to TECO Energy, Inc. in exchange for $206,200,000 aggregate principal amount of 8.50% Junior Subordinated Notes Due 2041 of TECO Energy, Inc., dated December 20, 2000, and bearing interest and maturing on the dates and in the amounts set forth in the Indenture, dated as of August 17, 1998, by and between the Company and The Bank of New York, as Trustee, as supplemented by the Third Supplemental Indenture, dated as of December 1, 2000.

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and accumulate from the date they are first issued at the annual rate of 8.50% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year in the amount of $4,250,000. Distributions accrued on company preferred securities at September 30, 2005 were subsequently distributed by the Trust to the holders of the trust preferred securities.

The trust preferred securities began trading on the New York Stock Exchange on January 12, 2001 under the symbol “TE PRT”.

On November 10, 2005, TECO Energy, Inc. called for redemption $100,000,000 aggregate principal amount of the junior subordinated notes. The redemption of the junior subordinated notes will cause the Trust to redeem a corresponding amount of trust preferred securities. The redemption date will be December 20, 2005. The trust preferred securities called for redemption will be redeemed at a redemption price equal to the $25 liquidation amount for each of the trust preferred securities to be redeemed plus accumulated but unpaid distributions to the redemption date.

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

Accordingly, an evaluation of TECO Energy, Inc.’s financial condition is relevant to an evaluation of the financial condition of the Trust and its ability to pay distributions on the trust preferred securities, and the Trust refers you to the information about TECO Energy, Inc., including financial statements and other financial information, included in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (as updated and superseded by the information included in TECO Energy, Inc.’s Current Report on Form 8-K dated May 23, 2005), its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, and its Current Reports on Form 8-K as filed with the Securities and Exchange Commission, copies of which may be obtained from the Director of Investor Relations at TECO Energy, Inc., 702 North Franklin Street, Tampa, Florida 33602 or from its website at www.tecoenergy.com.

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

TECO CAPITAL TRUST I
By: TECO Energy, Inc.,
as designated signatory

Date: November 14, 2005	By:	/s/ Gordon L. Gillette
	Name:	Gordon L. Gillette
	Title:	Principal Financial Officer

EXHIBIT INDEX

3	Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000. Filed as Exhibit 4.22 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on December 21, 2000 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350. (1)

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 9, 2005 (File No. 1-8180) and incorporated herein by reference.

(1)	This certification accompanies this Quarterly Report on Form 10-Q and is not filed as part of it.