Form 10-K
period 2005-12-31
TECO CAPITAL TRUST I
filed 2006-03-29
CIK 1128738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

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

N/A

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer    ☐        Accelerated Filer    ☐        Non-Accelerated Filer    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2005 was $0.

PART I

ITEM 1. BUSINESS.

TECO Capital Trust I (the Trust) is a statutory business trust that TECO Funding Company I, LLC (the LLC), a subsidiary of TECO Energy, Inc. (TECO Energy), formed under Delaware law on November 20, 2000 pursuant to a certificate of trust filed with the Delaware Secretary of State. The Trust is governed by an Amended and Restated Trust Agreement dated December 1, 2000 by and among the LLC as depositor, by The Bank of New York as property trustee, and by The Bank of New York (Delaware) as Delaware trustee (the Trust Agreement). The Trust Agreement is qualified as an indenture under the Trust Indenture Act of 1939. The Trust issued to the public 8,000,000 trust preferred securities at the annual rate of 8.50%, with an aggregate liquidation amount of $200 million on December 20, 2000 for the purpose of acquiring related company preferred securities from the LLC. The Trust has minimal assets other than the company preferred securities. The Trust Agreement does not permit the Trust to engage in any activities other than holding the company preferred securities, issuing the trust preferred securities, and engaging in other related activities.

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

TECO Energy may elect to redeem the junior subordinated notes in whole, at any time, or in part, from time to time, at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest to the redemption date. If all or part of the junior subordinated notes are redeemed, the LLC must redeem a corresponding amount of the company preferred securities and the common securities and, consequently, the Trust must redeem a corresponding amount of trust preferred securities.

On December 20, 2005, TECO Energy redeemed $100 million aggregate principal amount of the junior subordinated notes, which caused the Trust to redeem 4,000,000 of the trust preferred securities. The redemption price per trust preferred security was equal to the $25 liquidation amount for each of the trust preferred securities redeemed, plus accumulated but unpaid distributions to the redemption date, resulting in an aggregate redemption price of approximately $101.2 million. An aggregate of $100 million liquidation amount of the trust preferred securities remained outstanding as of December 31, 2005.

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100 percent direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at December 31, 2005.

The fiscal year of the Trust is the calendar year. The LLC pays all fees and expenses related to the Trust.

ITEM 1A. RISK FACTORS.

TECO Energy’s obligations under the subordinated notes and the guarantee are subordinated.

TECO Energy’s obligations under the subordinated notes rank junior in priority of payment to all of its senior debt. In addition, although an event of default under TECO Energy’s senior debt would not necessarily constitute a default under the junior subordinated note indenture, TECO Energy will not be permitted to make any payments on the subordinated notes:

•	if it defaults on a payment of senior debt and the default is not cured or waived within the applicable grace period; or

•	until the senior or subordinated indebtedness is paid in full if the maturity of the indebtedness has been accelerated because of a default.

The subordinated notes are obligations exclusively of TECO Energy, which, as a holding company, has no material assets other than its ownership of the common stock of its subsidiaries. Dividends and other distributions from subsidiaries are TECO Energy’s only ongoing source of revenues from which to repay the subordinated notes. Although the default provisions described above do not apply to a default by one of TECO Energy’s subsidiaries unless the default of its subsidiary causes a default on TECO Energy’s senior debt, a subsidiary may be prohibited from paying dividends or making other distributions to TECO Energy when it is in default. At December 31, 2005, TECO Energy’s senior debt totaled approximately $1.9 billion, and TECO Energy’s subsidiaries had additional aggregate senior debt of approximately $1.9 billion.

TECO Energy’s obligations under the guarantee rank subordinate and junior in right of payment to all of its senior debt and all of the debt of its subsidiaries. As a result, TECO Energy is prohibited from making any payments under the guarantee if it defaults on a payment on any of its senior liabilities. In addition, in the event of the bankruptcy, liquidation or dissolution of TECO Energy, its assets would be available to pay obligations under the guarantee only after it made all payments on its senior liabilities.

None of the trust preferred securities, the company preferred securities, the subordinated notes, or the guarantee limit TECO Energy’s ability or the ability of its subsidiaries to incur additional debt, including debt that ranks senior in priority of payment to the subordinated notes and the guarantee.

The Trust will pay scheduled distributions on the trust preferred securities only if the Trust receives distributions from the LLC, which will make cash payments only if it receives cash payments from TECO Energy.

The ability of the Trust to pay scheduled distributions on the trust preferred securities, the redemption price of the trust preferred securities and the liquidation amount of each trust preferred security is dependent upon TECO Energy making the related payments to the LLC on the subordinated notes when due or making payments on the company preferred securities under the related guarantee.

Accordingly, an evaluation of the risks associated with the Trust’s ability to pay distributions on the trust preferred securities requires principally an evaluation of the underlying risks associated with TECO Energy’s financial condition and results. The Trust refers you to the risk factors associated with TECO Energy included in its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 7, 2006,

copies of which may be obtained from the Director of Investor Relations at TECO Energy, Inc., 702 North Franklin Street, Tampa, Florida 33602 or from its website at www.tecoenergy.com.

If TECO Energy defaults on its obligations to pay principal or interest to the LLC on the subordinated notes, then the LLC will not have sufficient funds to pay distributions, the redemption price or the liquidation amount of each company preferred security held by the Trust. If the Trust has not received funds from the LLC, it will be unable to pay distributions, the redemption price or the liquidation preference of the trust preferred securities held by you.

Instead you:

•	may sue TECO Energy directly or seek other remedies to collect your pro rata share of payments owed; or

•	may rely on the property trustee to enforce the Trust’s rights under the company preferred securities and, indirectly, the subordinated notes.

Deferral of distributions will have tax consequences for you and may affect the trading price of the trust preferred securities.

If no event of default under the subordinated notes has occurred and is continuing, TECO Energy can defer the payment of interest on the subordinated notes, on one or more occasions, for up to 20 consecutive quarterly periods. If TECO Energy defers interest payments on the subordinated notes, the LLC will defer distributions on the company preferred securities and the Trust will defer distributions on the trust preferred securities during any deferral period. However, distributions would still accumulate on each of the company preferred securities and the trust preferred securities and the deferred distributions would themselves accrue interest, compounded quarterly, at the rate of 8.50% per annum (to the extent permitted by law).

If TECO Energy defers interest payments on the subordinated notes, you generally will be required to recognize interest income for United States federal income tax purposes (based on your pro rata share of the Trust’s share of the accrued interest on the subordinated notes held by the LLC) before you receive any cash relating to that interest. In addition, you will not receive the cash if you sell the trust preferred securities before the end of any deferral period or before the record date relating to distributions which are paid.

The Trust believes TECO Energy has no current intention of deferring interest payments on the subordinated notes. However, if TECO Energy exercises its right in the future, the trust preferred securities may trade at a price that does not fully reflect the value of accrued but unpaid interest on the subordinated notes. If you sell your trust preferred securities during an interest deferral period, you may not receive the same return on investment as someone who continues to hold the trust preferred securities. In addition, the existence of TECO Energy’s right to defer payments of interest on the subordinated notes may mean that the market price for the trust preferred securities (which ultimately partially represent an undivided beneficial interest in the subordinated notes) may be more volatile than other securities that do not have these rights.

TECO Energy may dissolve the LLC, or the LLC may direct the Trust to distribute all of its assets, which may result in adverse tax consequences for you.

TECO Energy, as the holder of the company common securities, has the right to dissolve the LLC at any time. Upon such dissolution, the LLC will liquidate (after satisfaction of any liabilities to creditors of the LLC as provided by applicable law) by distributing the subordinated notes held by it, first, to the holders of the company preferred securities, including the Trust, until they have received their liquidation preference in full plus accrued but unpaid distributions and, second, to the holders of the company common securities.

If the LLC is characterized for U.S. federal income tax purposes as an association taxable as a corporation at the time it distributes all of its assets, or if there is a change in law, the distribution of subordinated notes may be a taxable event to holders of the company preferred securities. Under current U.S. federal income tax law, so long as the LLC is not taxable as a corporation, a distribution of subordinated notes should not be a taxable event.

In addition, in the event of certain unfavorable changes in tax law or investment company law described in the sections titled “Description of the Junior Subordinated Notes – Redemption” and “Description of the Company Preferred Securities – Redemption or Exchange” in the Trust’s prospectus supplement dated December 14, 2000 and filed with the Securities and Exchange Commission on December 15, 2000, TECO Energy or the LLC, as the case may be, have the right to direct the property trustee to distribute all assets of the Trust, consisting of company preferred securities or subordinated notes (if the LLC has previously dissolved), to the holders of the trust preferred securities on a pro rata basis.

If the Trust is characterized for U.S. federal income tax purposes as an association taxable as a corporation at the time it distributes all of its assets, or if there is a change in law, the distribution to you of subordinated notes or company preferred securities, as the case may be, may be a taxable event to you. Under current U.S. federal income tax law, as long as the Trust is not taxable as a corporation, a distribution to you of subordinated notes or company preferred securities should not be a taxable event to you.

TECO Energy and the LLC will likely exercise these rights if unfavorable changes in tax law or investment company law occur.

An active trading market for the subordinated notes, if they are distributed to you, may not develop.

If the subordinated notes are distributed to the holders of the trust preferred securities upon dissolution of the LLC and the Trust, they will not be listed on any national securities exchange. In addition, the liquidity of any trading market that may develop in the subordinated notes, and the market price quoted for the subordinated notes, may be adversely affected by changes in the overall market for these securities and by changes in TECO Energy’s financial performance or prospects or in the prospects of companies in TECO Energy’s industry generally. We cannot predict the extent to which investors’ interest will lead to a liquid trading market or whether the market price of the subordinated notes will be volatile.

Your voting rights under the trust preferred securities are limited.

You are not entitled to appoint, remove, replace or change the number of the trustees of the Trust, and generally have no voting rights, except under limited circumstances set forth in the Trust Agreement.

Holders of trust preferred securities will have limited rights under the subordinated notes.

Except as described below, you, as a holder of trust preferred securities, are not able to exercise directly any other rights with respect to the subordinated notes.

If an event of default under the limited liability agreement of the LLC were to occur and be continuing, holders of a majority of the aggregate stated liquidation preference of the trust preferred securities would have the right, by virtue of their beneficial interest in the LLC, to appoint a special representative to enforce the LLC’s rights under the subordinated notes and indenture.

The indenture provides that the indenture trustee must give holders of subordinated notes notice of all defaults or events of default within 90 days after occurrence. However, except in the cases of a default or an event of default in payment on the subordinated notes, the indenture trustee will be protected in withholding the notice if its responsible officers determine that withholding of the notice is in the interest of such holders.

If the property trustee were to fail to enforce its rights under the subordinated notes in respect of an indenture event of default after a holder of record of trust preferred securities had made a written request, such holder of record of trust preferred securities may, to the extent permitted by applicable law, institute a legal proceeding against us to enforce the property trustee’s rights under the subordinated notes. In addition, if TECO Energy were to fail to pay interest or principal on the subordinated notes on the date that interest or principal is otherwise payable, except for deferrals permitted by the declaration of trust and the indenture, and this failure to pay were continuing, holders of trust preferred securities could directly institute a proceeding for enforcement of payment of the principal of or interest on the subordinated notes having a principal amount equal to the aggregate stated liquidation amount of their trust preferred securities (a direct action) after the respective due dates specified in the subordinated notes. You may not exercise directly any other remedy available to holders of subordinated notes. In connection with a direct action, TECO Energy would have the right under the indenture to set off any payment made to that holder by it.

The LLC, as holder of the subordinated notes, will have only limited rights of acceleration.

The LLC, as holder of the subordinated notes, may accelerate payment of the principal and accrued and unpaid interest on the subordinated notes only upon the occurrence and continuation of an indenture event of default. An indenture event of default is generally limited to payment defaults, breaches of specific covenants and specific events of bankruptcy, insolvency and reorganization relating to TECO Energy.

A redemption of the subordinated notes may result in a taxable event to you.

TECO Energy may redeem the subordinated notes (and thereby cause the redemption of the company preferred securities and the trust preferred securities) in whole, but not in part, at any time under certain circumstances upon the occurrence and continuation of unfavorable changes in tax law or investment company law as discussed above. A redemption under these circumstances will be a taxable event to the beneficial owners of trust preferred securities.

Trust preferred securities may be redeemed at the option of TECO Energy.

TECO Energy may elect to redeem the subordinated notes in whole, at any time, or in part, from time to time, at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest to the redemption date. You should assume that TECO Energy will exercise its redemption option if TECO Energy is able to refinance at a lower interest rate or if it is otherwise in TECO Energy’s interest to redeem the subordinated notes. If the subordinated notes are redeemed, the LLC must redeem the company preferred securities and the common securities having an aggregate liquidation preference equal to the aggregate principal amount of the subordinated notes redeemed, subject to the preferential redemption rights of the company preferred securities, and, consequently, the Trust must redeem the trust preferred securities having an aggregate liquidation amount equal to the aggregate liquidation preference of the company preferred securities redeemed.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Trust has no physical property. Its primary assets are the company preferred securities issued by the LLC. The primary assets of the LLC are the junior subordinated debt securities issued by TECO Energy.

ITEM 3. LEGAL PROCEEDINGS.

The Trust is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Trust has not issued common equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

(millions) Year ended Dec. 31,	2005(1)	2004(1)	2003	2002	2001
Jr. Subordinated Debt Securities Interest Income	$17.3	$17.5	$—	$—	$—
Repayment of Jr. Subordinated Debt Securities	100.0	—	—	—	—
Redemption of Trust Preferred Securities	(100.0)	—	—	—	—
Company Preferred Security Dividend Income	—	—	17.0	16.9	17.0
Trust Preferred Security Dividends	(16.8)	(17.0)	(17.0)	(16.9)	(17.0)
Minority Interest Dividends	(0.5)	(0.5)	—	—

Changes in Net Assets Available for Trust Activities	$—	$—	$—	$—	$—

Dividends Receivable	$1.5	$2.9	$2.8	$2.9	$2.9
Investment in Jr. Subordinated Debt Securities	106.2	206.2	—	—	—
Investment in Company Preferred Securities	—	—	200.0	200.0	200.0
Trust Preferred Securities Dividends Payable	(1.4)	(2.8)	(2.8)	(2.9)	(2.9)
Minority Interest Dividends Payable	(0.1)	(0.1)	—	—	—
Trust Preferred Securities	(100.0)	(200.0)	(200.0)	(200.0)	(200.0)
Minority Interest	(6.2)	(6.2)	—	—	—

Net Assets Available for Trust Activities	$—	$—	$—	$—	$—

(1)	Reflects the consolidation of the LLC by the Trust effective January 1, 2004 in accordance with FIN 46. For more information on the consolidation of the LLC, see Note B of Notes to Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE YEAR ENDED DEC. 31, 2005.

TECO Capital Trust I was formed on November 20, 2000 and issued to the public 8,000,000 of its trust preferred securities for an aggregate purchase price of $200,000,000 on December 20, 2000. The proceeds from the issuance were remitted to the TECO Funding Company I, LLC (the LLC) in exchange for 8,000,000 company preferred securities for an aggregate purchase price of $200,000,000. TECO Energy purchased all of the company common securities of the LLC for an aggregate purchase price of $6,200,000. The LLC remitted the proceeds from the issuance of both its company common securities and company preferred securities to TECO Energy in exchange for $206,200,000 aggregate principal amount of 8.50% Junior Subordinated Notes Due 2041 of TECO Energy, dated December 20, 2000, and bearing interest and maturing on the dates and in the amounts set forth in the Indenture, dated as of August 17, 1998, by and between TECO Energy and The Bank of New York, as Trustee, as supplemented by the Third Supplemental Indenture, dated as of December 1, 2000.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which imposes a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs. In December 2003, the FASB published a revision to FIN 46 (FIN 46R), to clarify some of the provisions of FIN 46 and exempt certain legal entities from its requirements.

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

The LLC is considered a VIE in accordance with FIN 46R. In accordance with the guidance under FIN 46R, the Trust consolidated the LLC. Likewise, TECO Energy deconsolidated the LLC as of January 1, 2004. As of December 31, 2005 and 2004 and for the twelve-month periods ended December 31, 2005 and 2004, the financial statements of the Trust include the consolidated net assets and reflect the changes in consolidated net assets of the LLC and all inter-company/trust transactions have been eliminated. The financial statements of the Trust for the twelve-month period ended December 31, 2003 has not been restated to reflect the consolidation of the LLC. The cumulative effect of the adoption of FIN 46R was to recognize the cash on hand at the LLC as of January 1, 2004.

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which on a consolidated basis consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and will accumulate from the date they are first issued at the annual rate of 8.50% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year. Distributions on the company preferred securities were made in 2005 and 2004 and were subsequently distributed by the Trust to the holders of the trust preferred securities.

The trust preferred securities began trading on the New York Stock Exchange on January 12, 2001 under the symbol “TE PRT”.

On December 20, 2005, TECO Energy redeemed $100 million aggregate principal amount of the junior subordinated notes, which caused the Trust to redeem 4,000,000 of the trust preferred securities. The redemption price per trust preferred security was equal to the $25 liquidation amount for each of the trust preferred securities redeemed, plus accumulated but unpaid distributions to the redemption date, resulting in an aggregate redemption price of approximately $101.2 million. An aggregate of $100 million liquidation amount of the trust preferred securities remained outstanding as of December 31, 2005. In its Annual Report on Form 10-K, TECO energy stated that it plans to retire the remaining $100 million of trust preferred securities outstanding in 2006.

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

Liquidity and Capital Resources:

Because the Trust is a special purpose financing entity with no separate business operations and minimal assets other than the company preferred securities, the Trust’s ability to pay distributions on the trust preferred securities depends on the ability of the LLC to pay distributions on the company preferred securities, which in turn depends on the LLC’s receipt of payments from TECO Energy. Accordingly, an evaluation of TECO Energy’s financial condition is relevant to an evaluation of the financial condition of the Trust and its ability to pay distributions on the trust preferred securities, and the Trust refers you to the information about TECO Energy, including financial statements and other financial information, included in TECO Energy’s Annual Report on Form 10-K for the year ended December 31, 2005, and its Current Reports on Form 8-K as filed with the Securities and Exchange Commission, copies of which may be obtained from the Director of Investor Relations at TECO Energy, Inc., 702 North Franklin Street, Tampa, Florida 33602 or from its website at www.tecoenergy.com.

Contractual Obligations:

Contractual obligations of the Trust consist only of repayment of the principal amount of trust preferred securities ($100 million at December 31, 2005) due on January 31, 2041 and the annual payment of dividends of approximately $8.5 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

On December 20, 2000, the LLC purchased junior subordinated notes from TECO Energy with an annual interest rate of 8.50% for an aggregate purchase price of $206.2 million and issued company common securities to TECO Energy in an aggregate amount of $6.2 million. After the redemption by TECO Energy of $100 million of the junior subordinated notes on December 20, 2005, the LLC’s investment in the junior subordinated notes was reduced to $106.2 million. TECO Energy has guaranteed all payments to be made on the company preferred securities. There is no public market for these company preferred securities, the junior subordinated notes or the company common securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

Report of Independent Registered Certified Public Accounting Firm

To the Trustees of the TECO Capital Trust I:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the net assets available for trust activities of the TECO Capital Trust I (the Trust) at December 31, 2005 and 2004, and the changes in net assets available for trust activities for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the Note B to the Financial Statements the Trust adopted the provisions of Financial Accounting Standards Board Interpretation No. 46-R., “Consolidation of Variable Interest Entities,” on January 1, 2004.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

March 24, 2006

TECO CAPITAL TRUST I

STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

	December 31,
	2005	2004
Assets
Cash	$4,102	$12,045
Interest Receivable – Jr. Subordinated Debt	1,504,499	2,921,166
Investment in Jr. Subordinated Debt Securities	106,200,000	206,200,000

Total Assets	107,708,601	209,133,211

Liabilities
Trust Preferred Securities Dividends Payable	1,416,666	2,833,333
Minority Interest Dividends Payable	87,833	87,833
Trust Preferred Securities	100,000,000	200,000,000
Minority Interest	6,200,000	6,200,000

Total Liabilities	107,704,499	209,121,166

Net assets available for trust activities	$4,102	$12,045

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST I

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

	Year Ended Dec. 31,
	2005	2004	2003
Additions to net assets attributed to:

Repayment of Jr. Subordinated Debt Securities	$100,000,000	$—	$—
Jr. Subordinated Debt Securities Interest Income	17,290,889	17,527,000	—
Company Preferred Security Dividend Income	—	—	17,000,000
Interest Income – Money Market Fund	3,629	1,228	—

	117,294,518	17,528,228	17,000,000

Deductions from net assets attributed to:

Redemption of Trust Preferred Securities	(100,000,000)	—	—
Trust Preferred Securities Dividends	(16,763,889)	(17,000,000)	(17,000,000)
Minority Interest Dividends	(527,000)	(527,000)	—
Administrative and General Expenses	(11,572)	(2,961)	—

	(117,302,461)	(17,529,961)	(17,000,000)

Changes in net assets available for trust activities	(7,943)	(1,733)	—

Cumulative Effect of Change in Accounting Principle	—	13,778	—

Net assets available for trust activities:

Beginning of year	12,045	—	—

End of year	$4,102	$12,045	$—

The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS

A. OVERVIEW

TECO Capital Trust I (the Trust) is a statutory business trust that TECO Funding Company I, LLC (the LLC), a wholly owned subsidiary of TECO Energy, Inc. (TECO Energy) formed under Delaware law on November 20, 2000 pursuant to a certificate of trust filed with the Delaware Secretary of State. The Trust is governed by an Amended and Restated Trust Agreement dated as of December 1, 2000 by and among the LLC as depositor, by The Bank of New York as property trustee, and by The Bank of New York (Delaware) as Delaware trustee (the Trust Agreement). The Trust Agreement is qualified as an indenture under the Trust Indenture Act of 1939. The Trust issued to the public 8,000,000 trust preferred securities at the annual rate of 8.50%, with an aggregate liquidation amount of $200 million on December 20, 2000 for the purpose of acquiring related company preferred securities from the LLC. The trust preferred securities represent a corresponding amount of company preferred securities of the LLC. The Trust has minimal assets other than the company preferred securities. The Trust Agreement does not permit the Trust to engage in any activities other than holding the company preferred securities, issuing the trust preferred securities, and engaging in other related activities. The trust preferred securities began trading on the New York Stock Exchange on January 12, 2001 under the symbol “TE PRT”. At December 31, 2005, the trust preferred securities had a carrying amount of $100 million and an estimated fair market value of $102 million. The estimated fair market value was based on quoted market prices.

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

TECO Energy may elect to redeem the junior subordinated notes in whole, at any time, or in part, from time to time, at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest to the redemption date. If all or part of the junior subordinated notes are redeemed, the LLC must redeem a corresponding amount of the company preferred securities and the common securities and, consequently, the Trust must redeem a corresponding amount of trust preferred securities.

On December 20, 2005, TECO Energy redeemed $100 million aggregate principal amount of the junior subordinated notes, which caused the Trust to redeem 4,000,000 of the trust preferred securities. The redemption price per trust preferred security was equal to the $25 liquidation amount for each of the trust preferred securities redeemed, plus accumulated but unpaid distributions to the redemption date, resulting in an aggregate redemption price of approximately $101.2 million. An aggregate of $100 million liquidation amount of the trust preferred securities remained outstanding as of December 31, 2005.

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100% direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at December 31, 2005.

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which imposes a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs. In December 2003, the FASB published a revision to FIN 46 (FIN 46R), to clarify some of the provisions of FIN 46 and exempt certain legal entities from its requirements.

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

In November 2000, TECO Energy established TECO Funding Company I, LLC (the LLC). This limited-liability company is a wholly-owned subsidiary of TECO Energy. This LLC sold preferred securities to the Trust. The LLC used the proceeds to purchase subordinated notes from TECO Energy. The subordinated notes are not secured by specific assets of TECO Energy. The terms of these notes are similar to the terms of the preferred securities. The LLC is considered a VIE in accordance with FIN 46R. In accordance with the guidance under FIN 46R, the Trust consolidated the LLC. Likewise, TECO Energy deconsolidated the LLC as of January 1, 2004. As of December 31, 2005 and 2004 and for the twelve-month periods ended December 31, 2005 and 2004, the financial statements of the Trust include the consolidated net assets and reflect the changes in consolidated net assets of the LLC and all inter-company/trust transactions have been eliminated. The financial statements of the Trust for the twelve-month period ended December 31, 2003 has not been restated to reflect the consolidation of the LLC. The cumulative effect of the adoption of FIN 46R was to recognize the cash on hand at the LLC as of January 1, 2004.

CASH EQUIVALENTS

Cash equivalents are highly liquid, high-quality investments purchased with an original maturity of three months or less. The carrying amount of cash equivalents approximated fair market value because of the short maturity of these instruments.

REVENUE RECOGNITION

The Trust recognizes revenues consistent with the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) 104, Revenue Recognition in Financial Statements. The interpretive criteria outlined in SAB 104 are that 1) there is persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the fee is fixed and determinable; and 4) collectibility is reasonably assured.

INCOME TAXES

The Trust is characterized for United States federal income tax purposes as a grantor trust and will not be taxed as a corporation. For income tax purposes, any income or losses from the Trust are passed through to the holders of the trust preferred securities. Therefore, no provision for income taxes has been included on the Trust’s financial statements.

C. RELATED PARTIES

During the years ended 2005 and 2004, the LLC recognized and received interest income on the junior subordinated notes from TECO Energy of $17,290,889 and $17,527,000, respectively. During the years ended December 31, 2005 and 2004, the Trust recognized and received dividend income on the company preferred securities of $16,763,889 and $17,000,000, respectively. The LLC also paid dividends on the company common securities of $527,000 to TECO Energy during 2005 and 2004. TECO Energy is the sole minority interest shareholder of the LLC, as discussed in Note B.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE.

During the period Jan. 1, 2004 to the date of this report, neither TECO Energy nor the Trust has had or has filed with the Commission a report as to any changes in or disagreements with accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

TECO Energy is designated to make compliance filings on behalf of the Trust. TECO Energy’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this annual report (the Evaluation Date). Based on such evaluation, TECO Energy’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Trust’s disclosure controls and procedures were effective and designed to ensure that the information relating to the Trust required to be disclosed in the Trust’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The LLC pays all fees and expenses related to the Trust including audit fees. The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Trust’s annual financial statements for the years ended December 31, 2005 and December 31, 2004.

	2005	2004
Audit fees	$27,500	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$27,500	$25,000

Audit fees consist of professional services for the audit of the Trust’s annual financial statements and review of financial statements included in the Trust’s 10-Q filings.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Certain documents filed as part of this report.

1.	Financial Statements

The financial statements are listed under Item 8 of this report.

2.	Financial Statement Schedules

None

3.	Exhibits – See index on page 17

(b)	The exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits. The Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO CAPITAL TRUST I
By: TECO Energy, Inc.
as designated signatory

Date: March 29, 2006	By:	/s/ Gordon L. Gillette
	Name:	Gordon L. Gillette
	Title:	Principal Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000.(1)

4.1	Indenture dated as of August 17, 1998 between TECO Energy, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4 to TECO Energy, Inc.’s Amendment No. 1 to Registration Statement on Form S-3 (No. 333-60819) filed with the Commission on August 24, 1998 and incorporated herein by reference.

4.2	Certificate of Trust of TECO Capital Trust I.(2)

4.3	Trust Agreement of TECO Capital Trust I.(2)

4.4	Third Supplemental Indenture dated as of December 1, 2000 by and between TECO Energy, Inc. and The Bank of New York.(2)

4.5	Certificate representing Trust Preferred Securities issued by TECO Capital Trust I.(2)

4.6	Amended and Restated Limited Liability Company Agreement of TECO Funding Company I, LLC dated as of December 1, 2000.(2)

4.7	Guarantee Agreement dated as of December 1, 2000 by and between TECO Energy, Inc. as Guarantor and The Bank of New York as Guarantee Trustee.(2)

4.9	8.5% Junior Subordinated Notes due January 31, 2041.(2)

4.10	Certificate representing company preferred securities issued by TECO Funding Company I, LLC.(2)

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 8 of TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005. Filed as Item 8 to TECO Energy, Inc.’s Annual Report on Form 10-K filed on March 7, 2006 (File No. 1-08180) and incorporated herein by reference.

(1)	Incorporated by reference to the identically titled exhibit to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on December 21, 2000.
(2)	Incorporated by reference to the identically titled exhibit to the Registration Statement on Form S-3 (File No. 333-50808) filed by TECO Capital Trust I on November 28, 2000.