Form 10-Q
period 2006-06-30
TECO CAPITAL TRUST I
filed 2006-08-14
CIK 1128738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

Index to Exhibits appears on page 13

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to fairly state the net assets available for trust activities of TECO Capital Trust I as of June 30, 2006 and December 31, 2005, and the changes in net assets available for trust activities for the three month and six month periods ended June 30, 2006 and 2005. The changes in net assets for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2006.

Reference should be made to the explanatory notes affecting the net assets and changes in net assets contained in the TECO Capital Trust I Annual Report on Form 10-K for the year ended December 31, 2005 and to the notes on pages 6 through 8 of this report.

TECO CAPITAL TRUST I

CONSOLIDATED CONDENSED STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	Jun. 30, 2006	Dec. 31, 2005
Assets
Cash	$11,452	$4,102
Interest Receivable – Jr. Subordinated Debt	1,504,499	1,504,499
Investment in Jr. Subordinated Debt Securities	106,200,000	106,200,000

Total Assets	107,715,951	107,708,601

Liabilities
Trust Preferred Securities Dividends Payable	1,416,667	1,416,666
Minority Interest Dividends Payable	87,832	87,833
Trust Preferred Securities	100,000,000	100,000,000
Minority Interest	6,200,000	6,200,000

Total Liabilities	107,704,499	107,704,499

Net assets available for trust activities	$11,452	$4,102

The accompanying notes are an integral part of the consolidated condensed financial statements

TECO CAPITAL TRUST I

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the three months ended Jun. 30,
	2006	2005
Additions to net assets attributed to:
Jr. Subordinated Debt Securities Interest Income	$2,256,750	$4,381,750
Other Income	32,741	29,256

	2,289,491	4,411,006

Deductions from net assets attributed to:
Trust Preferred Securities Dividends	(2,125,000)	(4,250,000)
Minority Interest Dividends	(131,750)	(131,750)
Administrative and General Expenses	(34,639)	(31,240)

	(2,291,389)	(4,412,990)

Changes in net assets available for trust activities	(1,898)	(1,984)
Net assets available for trust activities:
Beginning of period	13,350	9,479

End of period	$11,452	$7,495

The accompanying notes are an integral part of the consolidated condensed financial statements

TECO CAPITAL TRUST I

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the six months ended Jun. 30,
	2006	2005
Additions to net assets attributed to:
Jr. Subordinated Debt Securities Interest Income	$4,513,500	$8,763,500
Other Income	45,631	29,917

	4,559,131	8,793,417

Deductions from net assets attributed to:
Trust Preferred Securities Dividends	(4,250,000)	(8,500,000)
Minority Interest Dividends	(263,500)	(263,500)
Administrative and General Expenses	(38,281)	(34,467)

	(4,551,781)	(8,797,967)

Changes in net assets available for trust activities	7,350	(4,550)
Net assets available for trust activities:
Beginning of period	4,102	12,045

End of period	$11,452	$7,495

The accompanying notes are an integral part of the consolidated condensed financial statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. OVERVIEW

TECO Capital Trust I (the “Trust”) is a statutory business trust that TECO Funding Company I, LLC (the “LLC”), a wholly owned subsidiary of TECO Energy, Inc. (“TECO Energy”), formed under Delaware law on November 20, 2000 pursuant to a certificate of trust filed with the Delaware Secretary of State. The Trust is governed by an Amended and Restated Trust Agreement dated as of December 1, 2000 by and among the LLC as depositor, by The Bank of New York as property trustee, and by The Bank of New York (Delaware) as Delaware trustee (the “Trust Agreement”). The Trust Agreement is qualified as an indenture under the Trust Indenture Act of 1939. On December 20, 2000, the Trust issued to the public 8,000,000 trust preferred securities at the annual distribution rate of 8.50%, with an aggregate liquidation amount of $200.0 million, for the purpose of acquiring related company preferred securities from the LLC. The trust preferred securities represent a corresponding amount of company preferred securities of the LLC. The Trust has minimal assets other than the company preferred securities. The Trust Agreement does not permit the Trust to engage in any activities other than holding the company preferred securities, issuing the trust preferred securities, and engaging in other related activities. The trust preferred securities began trading on the New York Stock Exchange on January 12, 2001 under the symbol “TE PRT”.

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

There was $106.2 million in junior subordinated notes outstanding and the trust preferred securities had a carrying amount of $100.0 million as of June 30, 2006 and December 31, 2005.

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

TECO Energy may elect to redeem the junior subordinated notes in whole, at any time, or in part, from time to time, at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest to the redemption date. If all or part of the junior subordinated notes are redeemed, the LLC must redeem a corresponding amount of the company preferred securities and company common securities and, consequently, the Trust must redeem a corresponding amount of trust preferred securities. On December 20, 2005, TECO Energy redeemed $100 million aggregate principal amount of the junior subordinated notes, which caused the Trust to redeem 4,000,000 of the trust preferred securities. The redemption price per trust preferred security was equal to the $25 liquidation amount for each of the trust preferred securities redeemed, plus accumulated but unpaid distributions to the redemption date, resulting in an aggregate redemption price of approximately $101.2 million. An aggregate of $100.0 million liquidation amount of the trust preferred securities were outstanding as of June 30, 2006 and December 31, 2005.

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100% direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at June 30, 2006.

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

In November 2000, TECO Energy established the LLC. This limited-liability company is a wholly-owned subsidiary of TECO Energy. This LLC sold preferred securities to the Trust. The LLC used the proceeds to purchase subordinated notes from TECO Energy. The subordinated notes are not secured by specific assets of TECO Energy. The terms of these notes are similar to the terms of the preferred securities. The LLC is considered a VIE in accordance with FIN 46R. In accordance with the guidance under FIN 46R, the Trust consolidated the LLC. Likewise, TECO Energy deconsolidated the LLC as of January 1, 2004. As of June 30, 2006 and December 31, 2005 and for the three month and six month periods ended June 30, 2006 and 2005, the financial statements of the Trust include the consolidated net assets and reflect the changes in consolidated net assets of the LLC and all inter-company/trust transactions have been eliminated. The net cumulative effect of the adoption of FIN 46R was to recognize the cash on hand at the LLC as of January 1, 2004.

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to fairly state the net assets available for trust activities of TECO Capital Trust I as of June 30, 2006 and December 31, 2005, and the changes in net assets available for trust activities for the three month and six month periods ended June 30, 2006 and 2005. The changes in net assets for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2006.

INCOME TAXES

The Trust is characterized for United States federal income tax purposes as a grantor trust and is not taxed as a corporation. For income tax purposes, any income or losses from the Trust are passed through to the holders of the trust preferred securities. Therefore, no provision for income taxes has been included in the Trust’s financial statements.

C. RELATED PARTIES

During the three month periods ended June 30, 2006 and 2005, the LLC recognized and received interest income on the junior subordinated notes from TECO Energy of $2,256,750 and $4,381,750, respectively. During the six month periods ended June 30, 2006 and 2005, the LLC recognized and received interest income on the junior subordinated notes from TECO Energy of $4,513,500 and $8,763,500, respectively. The LLC also paid dividends on the company common securities of $131,750 to TECO Energy during both of the three month periods ended June 30, 2006 and 2005, and $263,500 during both of the six month periods ended June 30, 2006 and 2005. TECO Energy is the sole member of the LLC, as discussed in Note B.

TECO Energy reimburses the Trust for all administrative and general expenses. The amounts received by the Trust for the three month periods ended June 30, 2006 and 2005 were $31,975 and $28,455, respectively. The amounts received by the Trust for the six month periods ended June 30, 2006 and 2005 were $44,622 and $28,455, respectively.

D. NEW ACCOUNTING PRONOUNCEMENT

Determining the Variability of Variable Interest Entities

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). In the FSP, the FASB addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The FASB describes a number of risks that should be considered as well as the purpose for which the entities were created, in order to determine the variability of these entities. This guidance is required be applied prospectively beginning on the first day of the first reporting period beginning after June 15, 2006 and is not expected to materially impact the Trust.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TECO Capital Trust I was formed on November 20, 2000 and issued to the public 8,000,000 of its trust preferred securities for an aggregate purchase price of $200.0 million on December 20, 2000. The proceeds from the issuance were remitted to TECO Funding Company I, LLC in exchange for 8,000,000 company preferred securities for an aggregate purchase price of $200.0 million. TECO Energy, Inc. purchased all of the company common securities of the LLC for an aggregate purchase price of $6.2 million. The LLC remitted the proceeds from the issuance of both its company common securities and company preferred securities to TECO Energy in exchange for $206.2 million aggregate principal amount of 8.50% Junior Subordinated Notes Due 2041 of TECO Energy, dated December 20, 2000, and bearing interest and maturing on the dates and in the amounts set forth in the indenture, dated as of August 17, 1998, by and between TECO Energy and The Bank of New York, as Trustee, as amended and supplemented by the Third Supplemental Indenture, dated as of December 1, 2000.

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and accumulate from the date they are first issued at the annual rate of 8.50% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year. Distributions accrued on company preferred securities at the end of each calendar quarter, together with the amounts accrued during the following month to the distribution date, are subsequently distributed by the Trust to the holders of the trust preferred securities.

The trust preferred securities began trading on the New York Stock Exchange on January 12, 2001 under the symbol “TE PRT”.

On December 20, 2005, TECO Energy redeemed $100 million aggregate principal amount of the junior subordinated notes, which caused the Trust to redeem 4,000,000 of the trust preferred securities. The redemption price per trust preferred security was equal to the $25 liquidation amount for each of the trust preferred securities redeemed, plus accumulated but unpaid distributions to the redemption date, resulting in an aggregate redemption price of approximately $101.2 million. An aggregate of $100.0 million liquidation amount of the trust preferred securities remained outstanding as of June 30, 2006 and December 31, 2005. As disclosed in its Quarterly Report on Form 10-Q for the period ended June 30, 2006, TECO Energy’s plan to retire the remaining $100 million of trust preferred securities in 2006 remains discretionary and may be deferred to 2007.

TECO Energy owns all of the company common securities of the LLC, which, unless an event of default has occurred and is continuing with respect to the junior subordinated notes, represents 100 percent of the voting rights in the LLC. The LLC is managed by a board of directors who are designated as “managers” of the LLC within the meaning of Delaware law. The directors will serve until their successors are duly elected and qualified. The directors may appoint officers of the LLC from time to time to manage the day-to-day affairs of the LLC. All voting rights in the LLC are vested in TECO Energy as the sole holder of the company common securities, including the right to elect the board of directors.

Because the Trust is a special purpose financing entity with no separate business operations and minimal assets other than the company preferred securities, the Trust’s ability to pay distributions on the trust preferred securities depends on the ability of the LLC to pay distributions on the common preferred securities, which in turn depends on the LLC’s receipt of payments from TECO Energy. Accordingly, an evaluation of TECO Energy’s financial condition is relevant to an evaluation of the financial condition of the Trust and its ability to pay distributions on the trust preferred securities, and the Trust refers you to the information about TECO Energy, including financial statements and other financial information, included in TECO Energy’s Annual Report on Form 10-K for the year ended December 31, 2005, its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and its Current Reports on Form 8-K as filed with the Securities and Exchange Commission, copies of which may be obtained from the Director of Investor Relations at TECO Energy, Inc., 702 North Franklin Street, Tampa, Florida 33602 or from its website at www.tecoenergy.com.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On December 20, 2000, the LLC purchased junior subordinated notes from TECO Energy with an annual interest rate of 8.50% for an aggregate purchase price of $206.2 million and issued company common securities to TECO Energy in an aggregate amount of $6.2 million. On December 20, 2005, TECO Energy redeemed $100.0 million aggregate principal amount of the junior subordinated notes and the Trust redeemed 4,000,000 of the trust preferred securities. An aggregate of $106.2 million principal amount of the junior subordinated notes remained outstanding as of June 30, 2006.

TECO Energy has guaranteed all payments to be made on the company preferred securities. There is no public market for these company preferred securities, the junior subordinated notes or the company common securities.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

TECO Energy is designated to make compliance filings on behalf of the Trust. TECO Energy’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Trust’s disclosure controls and procedures are effective.

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

TECO CAPITAL TRUST I

By: TECO Energy, Inc.,
as designated signatory

Date: August 14, 2006	By:	/s/ Gordon L. Gillette
	Name:	Gordon L. Gillette
	Title:	Principal Financial Officer

EXHIBIT INDEX

3	Amended and Restated Trust Agreement of TECO Capital Trust I dated as of December 1, 2000. Filed as Exhibit 4.22 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on December 21, 2000 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2006 (File No. 1-8180) and incorporated herein by reference.

(1)	This certification accompanies this Quarterly Report on Form 10-Q and is not filed as part of it.